Form 10-Q/A
period 2011-06-30
Florida East Coast Holdings Corp.
filed 2011-09-12
CIK 1519625

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐     No ☒

As of August 15, 2011 there were 250,976 shares of the Registrant’s common stock outstanding.

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to Florida East Coast Holdings Corp. Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 filed with the Securities and Exchange Commission on August 15, 2011 (“the Form 10-Q”) is to furnish Exhibit 101 to the Form 10-Q. Exhibit 101 consists of the following, formatted in XBRL (eXtensible Business Reporting Language):

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

No other changes have been made to the Form 10-Q. The Form 10-Q has not been updated to reflect events occurring subsequent to the original filing date.

Item 6. Exhibits

31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer

32.1*	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

32.2*	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

101.INS †**	XBRL Instance Document

101.SCH †**	XBRL Taxonomy Extension Schema Document

101.CAL †**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF †**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB †**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE †**	XBRL Taxonomy Extension Presentation Linkbase Document

* Previously filed with our Form 10-Q, as filed on August 15, 2011.

† XBRL (eXtensible Business Reporting Language) information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLORIDA EAST COAST HOLDINGS CORP.

Date: September 12, 2011	By:	/s/ John Brenholt
John Brenholt, Executive Vice President and
Chief Financial Officer
(on behalf of Registrant and as Principal
Financial Officer)