Form 10-K
period 2011-12-31
Florida East Coast Holdings Corp.
filed 2012-03-15
CIK 1519625

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2011,

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

Registrant’s telephone number, including area code: (800) 342-1131

Securities Registered Pursuant to Section 12(b) of the Act:  None

Securities Registered Pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☒  No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

As of March 15, 2012 there were 250,943 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

Unless the context indicates otherwise, the words (i) “Company,” “we,” “our,” and “us” refer collectively to Florida East Coast Holdings Corp. and its consolidated subsidiaries (including FECR Corp.), (ii) “FECR Corp.” refers to Florida East Coast Railway Corp. and its consolidated subsidiaries and predecessor entity, (iii) “Holdings Corp.” refers to Florida East Coast Holdings Corp. on a stand-alone basis.

Holdings Corp. was incorporated on January 10, 2011. In January 2011, all of the equity interests in FECR Corp. were transferred from FECR Rail LLC to Holdings Corp., whereby Holdings Corp. became the direct parent of FECR Corp. Holdings Corp. is a holding company and has no direct operations or material assets other than its wholly owned interest in FECR Corp. All of Holdings Corp.’s operations are conducted through its subsidiaries. The only material differences between Holdings Corp. and FECR Corp. are the Senior PIK Toggle Notes issued by Holdings Corp. and its related accounts, including deferred financing costs, amortization, payment of interest and payment of taxes. Reclassifications in common stock and additional-paid-in capital have been made to the consolidated financial statements included in this Annual Report to reflect the capital structure of Holdings Corp. for the year ended December 31, 2011. Where information or an explanation is provided that is substantially the same for each company, such information or explanation has been combined. Where information or an explanation is not substantially the same for each company, we have provided separate information and explanation. Pursuant to the indenture governing FECR Corp.’s outstanding notes, FECR Corp. is permitted to satisfy its reporting obligations under the indenture with respect to financial information relating to FECR Corp. by furnishing financial information relating to any direct or indirect parent company of FECR Corp. which becomes a guarantor of the notes on the terms and conditions set forth in the indenture. Holdings Corp. became a guarantor of FECR Corp.’s outstanding notes on March 15, 2012.

Certain statements in this Annual Report on Form 10-K and other information we provide from time to time may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including, but not necessarily limited to, statements relating to future events and financial performance. Words such as “anticipates,” “expects,” “intends,” “plans,” “projects,” “believes,” “appears,” “may,” “will,” “would,” “could,” “should,” “seeks,” “estimates” and variations on these words and similar expressions are intended to identify such forward-looking statements. These statements are based on management’s current expectations and beliefs and are subject to a number of factors that could lead to actual results materially different from those described in the forward-looking statements. We can give no assurance that its expectations will be attained. Accordingly, you should not place undue reliance on any forward-looking statements contained in this report. Factors that could have a material adverse effect on our operations and future prospects or that could cause actual results to differ materially from our expectations include, but are not limited to, number of external variables over which management has little or no control, including: domestic and international economic conditions; the business environment in industries that produce and consume rail freight; rising fuel costs; competition and consolidation within the transportation industry; the operations of carriers with which the Company interchanges traffic; our transportation of hazardous materials by rail; fluctuation in prices or availability of key materials, in particular diesel fuel; labor difficulties, including strikes and work stoppages; legislative and regulatory developments including ruling by the Surface Transportation Board or the Railroad Retirement Board; disruptions to our technology infrastructure, including computer systems; natural events such as severe weather, hurricanes and floods; and other risks detailed in our filings with the SEC. In addition, new risks and uncertainties emerge from time to time, and it is not possible for us to predict or assess the impact of every factor that may cause actual results to differ from those contained in any forward-looking statements. Such forward-looking statements speak only as of the date of this report. We expressly disclaim any obligation to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in expectations with regard thereto or change in events, conditions or circumstances on which any statement is based.

PART I

ITEM 1. BUSINESS

Overview

We own and operate a 351-mile freight railroad along the east coast of Florida from Jacksonville to Miami. Our railroad is one of only two major freight railroads serving Florida. In 2011, we provided our services to over 500 customers, and transported over 412,000 units. We generate rail-operating revenues primarily from both the movement of freight in conventional freight cars (such products as crushed rock (aggregate), automobiles, food products and other industrial products) and intermodal shipments of containers and trailers on flatcars. We count each move of freight car, container or trailer on our line as one unit. We also generate freight revenue from dray moves (drayage is the movement of containers or trailers by truck to and from the rail yard). We generated total operating revenue and net loss of $213.3 million and $37.3 million respectively, for the year ended December 31, 2011.  As of December 31, 2011, we had assets of $871.8 million.

Company Information

Certain entities commonly owned by private equity funds managed by affiliates of Fortress Investment Group LLC (“Fortress”) acquired all of the outstanding stock of Florida East Coast Industries, Inc. (“FECI”) on July 26, 2007. On December 31, 2007, FECI sold its rail transportation segment, which operated as separate legal entities, to private equity funds managed by affiliates of Fortress (the “Rail Separation”). Concurrent with the Rail Separation, FECR Rail LLC and Florida East Coast Railway Corp. were formed to carry on the activities of the railway.

Florida East Coast Holdings Corp. was incorporated in Florida on January 10, 2011. In January 2011, FECR Rail LLC contributed all of its holdings of the common and preferred shares of Florida East Coast Railway Corp. to Florida East Coast Holdings Corp., whereby Florida East Coast Holdings Corp. became the direct parent of Florida East Coast Railway Corp. Our principal corporate office is located at 7411 Fullerton Street, Suite 100, Jacksonville, Florida 32256, and our telephone number at that location is 1-800-342-1131.

Business Strategy

We plan to grow our revenue, cash flow and earnings by employing the following strategies:

Continuing Conversion of over the Road Freight: We have continued our focus of converting truck and vessel business to rail. We recognize the efficiencies of rail movement as railroads are estimated to be approximately four times more fuel efficient than truck transportation while a single train can haul the equivalent of up to 280 trucks as reported by the American Association of Railroads, or AAR.  Additionally, as the price of fuel has increased over the past several years, the fuel efficiency advantage of railroads as compared to other forms of freight transportation has grown.

Port Strategies: The Company is participating in major expansions at two south Florida ports which we believe will become a critical component of our strategy to grow our intermodal business in the coming years.  The projects include a plan to restore freight-rail service to the Port of Miami as well as a project to build an intermodal transfer facility at Port Everglades in Fort Lauderdale.

Industrial Development: We believe that continued efforts to gain more local traffic will enable our operations to be successful in the future.  We will work to increase the number of customers along our railway.

Improving our Operating Ratio: We believe with our focus on growing our existing customer base, coupled with our ability to effectively leverage our prices, as well as our cost-savings initiatives, we will be able to improve our operating ratio.  We define our operating ratio as total operating expences divided by total operating revenues.

Freight Revenue

Commodities

We generate freight revenue primarily under two different types of service: local and interchange. Local service, which represented approximately 44% of our total 2011 freight revenue, involves transporting freight that both originates and terminates on our rail line. Examples of local service include most crushed rock aggregates, which originate from South Florida quarries served by us and terminate at various consumption points in the middle and northern portions of the State, as well as retailers and grocers moving their goods from North Florida to retail stores in South Florida. Interchange service represented approximately 48.4% of our total 2011 freight revenue. Interchange services vary by customer shipping needs with freight either (i) originating at the customer’s facility on our line for transport to other destinations in the United States, Canada and Mexico via our Jacksonville interchange with CSX and Norfolk Southern (Class I Railroads) or (ii) being received at our Jacksonville interchange and hauled to a customer’s plant or port, where the freight is subsequently consumed or further distributed.

Products hauled over our rail line include more than 6 major freight groups, such as intermodal units (containers and truck trailers), crushed rock (aggregate), automobiles, food products, chemicals and other industrial products. The chart below provides detail regarding the percentage of 2011 freight revenue that we generated from hauling various products:

Intermodal (66% of 2011 freight revenue): We transport intermodal containers and trailers (on piggy-back railcars) for major shippers including retailers, parcel delivery companies, maritime shipping companies, trucking companies, and Intermodal Marketing Companies (“IMCs”) as well as the intermodal business units of Class I railroads. We benefit from the geographic shape of Florida as a peninsula and the location of its largest consumption markets (Miami and Orlando) in the southernmost and central regions, which combine to create an imbalanced lane for the flow of goods into and out of the State. As a net consuming state, this geography makes it undesirable for trucks to transport freight southbound, only to return empty northbound. Additionally, the South Florida Highway network, including Interstate 95 and Route US-1, suffer from severe congestion and delays. Due to the challenges that the traffic flow and road congestion present to major shippers, in several instances, these shippers utilize our service as an extension of their operations to obtain a more reliable and efficient means for transporting products north and south within Florida, and in most cases, our service exceeds that of trucks.

Aggregate (13% of 2011 freight revenue): We transport aggregate (primarily crushed limestone) from quarries located in South Florida to distribution points in the middle and northern portions of the State. In most cases, we are the only railroad directly serving a particular quarry. Moreover, given the heavy weight and distance hauled of aggregate, we compete favorably with over-the-road (primarily dump trucks) distribution — one “unit train” (a dedicated train consisting entirely of one product) of aggregate can haul the maximum equivalent of approximately 480 trucks.

Food Products (5% of 2011 freight revenue): We transport three main food commodities which include fruit juice, beer products and high fructose corn sweeteners. These products interchange in our Jacksonville facility, with a Class I railroad and either originate or terminate on our line.

Automobiles (5% of 2011 freight revenue): We serve as a major conduit for transporting finished automobiles primarily from our interchange with Class I railroads in Jacksonville to points in the central and southern portions of the State. Specifically, we transport automobiles either to our own rail yards where the automobiles are then distributed by truck to nearby dealers and rental companies or to yards located on our rail line but owned directly by the Class I with whom we partner to provide total rail transportation.

Chemicals (4% of 2011 freight revenue): We transport a variety of chemical commodities including liquefied petroleum gas (LPG), ethanol and plastics. LPG and ethanol are handled in private tank cars which are then transported to wholesalers for final delivery. Plastics are delivered to manufacturers directly as well as to bulk distribution terminals for final motor carrier delivery.

All other products (7% of 2011 freight revenue): We transport a variety of other freight including building materials, waste and scrap, and petroleum products. Due to the efficiencies of rail transportation and the nature of the freight that we carry — high volumes of heavy freight shipped long distances — our service is often the most competitive mode of  transportation for customers.

Customers

As of December 31, 2011, we served approximately 500 customers. In 2011, our 10 largest customers accounted for approximately 48.0% of our total freight revenue, with our largest customer accounting for approximately 10.9% (Norfolk Southern) of our total freight revenue.

Commercial Arrangements

A substantial portion of our freight revenue is generated under contracts and similar arrangements with either customers located on our line or the Class I railroads with which we connect. Contracts and arrangements vary in terms of duration, pricing and volume requirements. We collect the majority of our revenue from Class I railroads and other business entities. Moreover, our railroad is often integrated into a customer’s facility and serves as an important component of that customer’s supply chain. In certain circumstances, our customers have made significant capital investments in facilities on or near our railroad (as in the case of industrial plants or major warehouses) or are geographically unable to relocate (as in the case of rock quarries). We believe the quality of our customers and our level of integration with their facilities provide a stable and predictable revenue base. In addition, due to our captive drayage (local trucking) company, FEC Highway Services, L.L.C., and our alliances with the Class I railroads that we connect with in Jacksonville — Norfolk Southern and CSX — we are able to extend our reach throughout North America. Almost all commercial arrangements are subject to some form of fuel surcharge program that protects us from sudden increases in fuel costs. Commercial agreements that are not subject to a fuel surcharge program can typically be cancelled on short notice. Individual contracts and arrangements vary in terms of duration, pricing and volume requirements, but can generally be categorized as follows:

Contracts directly with customers/shippers: In many cases, we maintain a contract with the customer that we directly serve. Typically, the customer has significant rail infrastructure within its facility and is a major shipper or receiver of industrial freight. Contracts stipulate the term and pricing arrangements, and often include minimum customer volume requirements with liquidated damages paid to us to the extent volumes fall below certain levels.

Contracts directly with Class I railroads: We act as an agent for the connecting Class I railroads, with the Class I typically maintaining a contract directly with the customer/shipper for the entire length of haul. The Class I railroad pays us upon our providing the service for the portion of the total haul that occurs on our railroad, and the Class I, pays us regardless of whether the customer pays the Class I which results in low credit exposure and timely payment.

Quoted rate, or tariff: In the remaining cases, our railroad generates freight revenue using a rate per unit based on the type of freight service and market environment. Rates can typically be adjusted upon 30-days notice although some of our larger customers often request a private rate that provides more price certainty over a longer period of time. While we do not serve customers under signed contracts in these cases, we have long standing relationships with our customers and, in many instances, we are the only rail service provider available to customers. Moreover, the heavy nature of the freight shipped by the customer and/or the long distances carried competitively positions us favorably versus other modes of transportation.

Non-Freight Revenue

In addition to providing freight services, we also generate non-freight revenue from other sources such as car hire and demurrage (allowing our customers and other railroads to use our railcars for storage or transportation in exchange for a daily fee), real estate and equipment lease income (including Class I railroads), ancillary dray charges, switching (managing and positioning railcars within a customer’s facility), and other transportation services.

A summary of our non-freight revenue generated during 2011 and 2010 is presented in the table below:

	December 31, 2011	December 31, 2010
	(in thousands)
Car hire income	$7,460	$7,731
Other non-freight revenue	4,512	4,590
Dray accessorial revenue	1,886	2,047
Locomotive lease revenue	1,332	1,785
Real estate lease income	1,908	1,742
Demurrage and Storage	1,386	1,198
Railcar switching	276	261

Total	$18,760	$19,354

Employees

As of December 31, 2011, we had approximately 538 employees, of which approximately 376 employees were represented by the following labor unions: United Transportation Union (“UTU”), representing train and engine service employees, Brotherhood of Maintenance of Way Employees (“BMWE”), representing track maintenance, structures and roadway shop employees, and International Brotherhood of Electrical Workers (“IBEW”), representing agents and clerical, carmen, maintenance of equipment foreman, signals and communications, train dispatchers, electricians, machinists, sheetmetal workers and shop laborers. In total, the Company is party to 9 labor agreements. We have developed a standard template with which to negotiate with the unions and are confident of its ability to satisfy them.

In 2010 and 2011, the Company successfully ratified bargaining agreements with the UTU, IBEW, and BMWE. The UTU and IBEW agreements were extended until the end of 2012 and the BMWE agreement was extended until the end of 2014.  Each of the current agreements contain an annual general wage increase of approximately 2%, and an Incentive Compensation Plan (“ICP”) based on safety results, whereby the employee can earn up to a 6% bonus should the criteria be met.

Safety

We endeavor to conduct safe railroad operations for the benefit and protection of employees, customers and the communities we serve. Our safety program, led by our Operations management team, involves all of our employees and is administered by our safety group. Operating personnel are trained and certified in train operations, hazardous materials handling, personal safety and all other areas subject to federal regulations. Each employee involved in train operations is subject to pre-employment and random drug testing as required by federal regulation. We believe that we comply in all material respects with federal, state, and local regulations. We also participate in committees of the AAR, governmental and industry sponsored safety programs including Operation Lifesaver (the national grade crossing awareness program) and numerous American Short Line and Regional Railroad Association Committees. Our Federal Railroad Administration (“FRA”) reportable injury frequency ratio, measured as reportable injuries per 200,000 man hours worked, was 0.56 in 2011, as compared to 1.58 in 2010. For 2011, the industry average for all railroads was 1.77.

Environmental Matters

We are subject to various federal, state and local laws and regulations relating to pollution and the protection of the environment. These include requirements for governing such matters as the management of wastes, the discharge of pollutants into the air and into surface and underground waters, the manufacture and disposal of regulated substances and remediation of contaminated soil and groundwater. Failure to comply with environmental requirements can result in fines and penalties, and may subject us to third party claims alleging personal injury, and/or property damage or seeking restrictions on our operations. Some environmental laws impose strict, and under some circumstances joint and several, liability for costs of investigation and remediation of contaminated sites on current and prior owners or operators of the sites, and also on entities that sent regulated materials to the sites, and also impose liability for related damages to natural resources.

In September 2006, the Florida Department of Environmental Protection (“FDEP”) notified us and an adjacent property owner that we had been identified as potentially responsible parties, or “PRPs,” with respect to groundwater contaminated with pesticides identified in Fort Pierce, Florida. We are continuing to undertake the environmental investigation of property in Fort Pierce as required by Florida law. Our environmental contractor recently completed supplemental site assessment activities and prepared a site assessment report which was submitted to the FDEP. The FDEP responded in a letter dated February 27, 2012 requesting additional site assessment activity be performed. We are reviewing the FDEP letter and preparing a response accordingly. Due to ongoing investigation, however, we are unable to estimate the total costs to address this site at this time. Based upon available information, as of December 31, 2011, the Company has accrued $1.5 million related to the alleged contamination of which $1.2 million is expected to be paid out over the next 5 to 10 years. In 2011 and 2010, $0.2 million and $0.2 million, respectively, were paid out for testing and site assessment.

We believe that we operate in material compliance with current environmental laws and regulations. We estimate that any expenses incurred in maintaining compliance with current environmental laws and regulations will not have a material effect on our earnings or capital expenditures. However, there can be no assurance that new, or more stringent enforcement of existing, requirements or discovery of currently unknown conditions will not result in significant expenditures in the future.

Insurance

We maintain liability and property insurance coverage. Our primary liability policies have self-insured retentions of up to $2.0 million per occurrence. In addition, we maintain excess liability policies that provide supplemental coverage for losses in excess of our primary policy limits of up to $200.0 million per occurrence. Due to the location of our assets on Florida’s eastern seaboard, we also maintain windstorm coverage.

With respect to the transportation of hazardous commodities, our liability policies cover sudden releases of hazardous materials, including expenses related to evacuation, up to the same excess coverage limits and subject to the same self-insured retentions. Personal injuries associated with grade crossing accidents are also covered under liability policies.

Our employees are covered by the Federal Employers’ Liability Act (the “FELA”), a fault-based system under which claims resulting from injuries and deaths of railroad employees are settled by negotiation or litigation. FELA-related claims are covered under our liability insurance policies. Drivers of our trucking business are covered under occupational accident policies.

Our property damage policies, including windstorm coverage, provide coverage for track, infrastructure, business interruption, and all locomotives and rail cars in our care custody and control. This policy provides coverage up to $25.0 million per occurrence, subject to self-insurance retention of $0.75 million per occurrence.

Industry

Introduction

The U.S. economy is dependent on the movement of freight ranging from raw materials such as coal, ores, aggregates, lumber and grain to finished goods, such as food products, paper products, automobiles and machinery. Railroads represent the largest component of the freight transportation industry in the United States, carrying more freight than any other mode of transportation. With a network of approximately 138,600 miles of track, railroads link businesses with each other domestically and with international markets through connections with ports and other international terminals. Unlike other modes of transportation, such as trucking (which uses highways, toll roads, etc.) and shipping companies (that utilize ports), railroad operators generally own their infrastructure of track, land and rights of way, and rail yards. This infrastructure, most of which was originally established over 100 years ago, represents a limited supply of assets and a difficult-to-replicate network.

Industry Structure

According to the AAR, there are 565 railroads in the United States operating approximately 138,600 miles of track. The AAR classifies railroads operating in the United States into one of three categories based on the amount of revenues and track miles. Class I railroads, those with over $398.7 million in revenues, represent approximately 94% of total rail revenues. Regional and local/short line railroads operate approximately 43,000 miles of track in the United States. The primary function of these smaller railroads is to provide feeder traffic to the Class I carriers. Regional and local/short line railroads combined account for approximately 6% of total industry rail revenues.

Classification of Railroads	Number	Aggregate Miles Operated	% of Revenue	Revenues and Miles Operated
Class I(1)	7	95,573	94%	Over $398.7 million
Regional	21	10,407	2%	$40.0 to $398.7 million and/or 350 or more miles operated
Local / Short line	537	32,596	4%	Less than $40.0 million and less than 350 miles operated

Total	565	138,576	100%

Source: Association of American Railroads, Railroad Facts, 2011 Edition.

Class I railroads operate across many different states and concentrate largely, though not exclusively, on long-haul, high density intercity traffic lanes. The six largest railroads in North America are BNSF Railway, Union Pacific, Norfolk Southern, CSX, Canadian National Railway, and Canadian Pacific Railroad Company. Regional railroads typically operate 400-650 miles of track and provide service to selected areas of the country, mainly connecting neighboring states and/or economic centers (including intrastate). Typically short line railroads serve as branch lines connecting customers with Class I railroads. Short line railroads have more predictable and straightforward operations as they generally perform point-to-point service over short distances, without the complex networks associated with the large Class I railroads.

Use of regional and short line railroads is largely driven by interchange traffic between carriers. Typically, a Class I railroad will transport the freight the majority of the distance, usually hundreds or thousands of miles and drop it off with the short line, which provides the final step of service directly to the customer. Most short line railroads depend on Class I traffic for a substantial portion of their revenue.

Regional and Short line Railroads

The North American short line and regional railroad industry has experienced steady growth over several decades. Short lines and regional railways have always been a part of the rail industry in North America. In the 1800’s, most North American railroads were constructed to serve a local or regional interest. Today’s Class I railroads are descended from hundreds of short lines and regionals that came together in successive waves of consolidation.

During the 1980’s, the number of regional and short line railroads increased dramatically. Deregulation of U.S. railroads simplified abandonment and sales regulations, allowing the major carriers to gain many of the savings of abandonment while preserving the traffic on the rail lines. Carriers created through this divestiture process now account for the majority of regional and short line railroads. Short line and regional railroads today serve important roles in moving freight within their service areas and function as a critical traffic “feeder” network for the Class I railroads.

Over the past decade, the number of regional and short line railroads has remained relatively constant. While some new entrants were formed through spin-offs or divestitures of Class I railroads, they have generally been offset by other existing regional and short lines either exiting the business or being merged with or acquired by other railroads. With the growth of multi-carrier holding companies, such as RailAmerica, Inc. (“RailAmerica”) and Genesee & Wyoming, the number of operators of regional and short line railroads has decreased. The consolidation brought on by multi-carrier holding companies has induced a number of shippers with private railroads to sell those railroads to the major short line operators. Similarly, Class I railroads sell and lease rail lines to smaller rail entities in order to address a range of issues impacting costs and productivity.

Short lines and regional railroads have a variety of ownership structures and are owned by shippers, governments, and multi-carrier holding companies.

Competition

Short line and regional railroads compete against each other and other forms of freight transportation based on cost, location and service. The cost of transporting goods and services via different forms of freight transportation is a major factor in determining which means of transportation a shipper will utilize. With respect to location, potential customers often experience geographic constraints that significantly impact the relative freight transportation costs of different alternatives. For example, a shipper can be constrained by railroad’s trackage, accessible waterways, access to pipelines, and proximity to airports. As a result, short line and regional railroad operators often evaluate the feasibility of other forms of freight transportation available to a customer when developing their rate and service offerings.

Some short line and regional railroad customers have multiple forms of freight transportation available. Depending on circumstances, truck, water, or other railroads may be competitive alternatives for a shipment. In such instances, customers will compare both the relative costs, reliability of on-time delivery and quality of service when determining what mode(s) of transport to use.

Trucking is often considered as a viable alternative to rail transport. Our intermodal freight services (trailers and containers on flat-rail cars) compete directly with trucking carriers. While trucking provides additional delivery location flexibility due to the geographic diversity of North America’s highway network relative to railway network, railroads are substantially more cost competitive along travel routes they serve. Recently, rail transport has become a more cost efficient alternative for shippers moving bulk goods over long distances, because of volatile fuel costs.

Other factors that enhance rail’s competitive advantage over trucking include:

•	Capability to transport larger shipment sizes

•	Higher density; ratio of product handled in a railcar to a truck is higher

•	Ability to transport product over longer distances than trucks offer

•	Reduced sensitivity to fast or reliable service

•	Less dependent on return haul requirements compared to trucking

•	Reduced environmental impact, i.e. rail is “greener”

Further, for many shipments, transport options that include alternative railroads are competitive, even where direct service by a second rail carrier is not available. Although we are often the only rail carrier directly serving our customers, we compete directly with other railroads that potentially could deliver freight to our markets and customers via different routes and use of multiple modes of transportation. Our primary rail competition for carload traffic is CSX. However, our railroad is the most direct route to Southern Florida and due to this, Florida East Coast Railway (“FECR”) is the most well tailored to handle intermodal traffic and carries CSX’s intermodal traffic.

Options to ship by water are limited geographically, but when available can be very competitive with rail. Factors that enhance rail’s competitiveness over water options include:

•	Capability for rail to transport larger shipments, with higher density as water vessels are limited by water depth and size of shipment

•	Railroads have a more direct route between origination and destination compared to vessels

•	Rail benefits from lower loading and unloading costs

The railroad industry has increased its share of freight ton-miles compared to other forms of freight transportation over the past quarter century due to its ability to haul heavy products over long distances more efficiently and at a lower cost. Since 1980, the railroad industry has continually improved its cost competitiveness compared to other forms of freight transportation as it consumes less fuel and has lower labor costs per ton transported than other forms of freight transportation. Railroads’ cost per ton-mile has decreased as a result of significant reductions to labor and rolling stock requirements and the spinning off of less dense network segments. According to the AAR, railroads are estimated to be approximately four times more fuel efficient than truck transportation while a single train can haul the equivalent of up to 280 trucks. Additionally, as the price of fuel has increased over the past several years, the fuel efficiency advantage of railroads as compared to other forms of freight transportation has grown. In 1980, one gallon of diesel fuel moved one ton of freight by rail an average of 235 miles, versus 2009 where the equivalent gallon of fuel moved one ton of freight an average of 480 miles by rail — representing a 104% increase over 1980. As a result, the railroad industry’s share of U.S. freight ton-miles has steadily increased from 30% in 1980 to 43% in 2007.

Regulation

We are subject to various safety and other laws and regulations administered by numerous government agencies, including (1) regulation by the U.S. Department of Transportation (the “USDOT”) and the Surface Transportation Board (the “STB”), successor to the Interstate Commerce Commission, (2) labor related statutes including the Railway Labor Act, the Railroad Retirement Act, the Railroad Unemployment Insurance Act, and the FELA, and (3) some limited regulation by the State of Florida and in the states in which we do business.

The STB, established by the ICC Termination Act of 1995 (the “ICC Termination Act”), has jurisdiction over, among other matters, the construction, acquisition, or abandonment of rail lines, the consolidation or merger of railroads, the assumption of control of one railroad by another railroad, the use by one railroad of another railroad’s tracks through lease, joint use or trackage rights, the rates charged for regulated transportation services, and the service provided by rail carriers.

As a result of the 1980 Staggers Rail Act (the “Staggers Rail Act”), the rail industry is trusted with considerable rate and market flexibility including the ability to obtain wholesale exemptions from numerous provisions of the Interstate Commerce Act. The Staggers Rail Act allowed the deregulation of all containerized and truck trailer traffic handled by railroads. Requirements for the creation of new short line railroads or the expansion of existing short line railroads were substantially expedited and simplified under the exemption process. On regulated traffic, railroads and shippers are permitted to enter into contracts for rates and provision of transportation services without the need to file tariffs. Moreover, on regulated traffic, the Staggers Rail Act allows railroads considerable freedom to raise or lower rates without objection from captive shippers, although certain proposed shipper-backed legislative initiatives threaten to limit some of that pricing freedom. While the ICC Termination Act retained maximum rate regulation on traffic over which railroads have exclusive control, the new law relieved railroads from the requirements of filing tariffs and rate contracts with the STB on all traffic other than agricultural products.

The FRA regulates railroad safety and equipment standards, including track maintenance, handling of hazardous shipments, locomotive and rail car inspection and repair requirements, and operating practices and crew qualifications.

Railroad Retirement

Railroad industry personnel are covered by the Railroad Retirement System instead of Social Security. Our contributions under the Railroad Retirement System have been approximately triple those of employees in industries covered by Social Security. The Railroad Retirement System, funded primarily by payroll taxes on covered employers and employees, includes a benefit roughly equivalent to Social Security (“Tier I”), an additional benefit similar to that allowed in some private defined-benefit plans (“Tier II”), and other benefits. For 2011, the Railroad Retirement System required up to a 19.75% contribution by railroad employers on eligible wages, while the Social Security and Medicare Acts only required a 7.65% contribution on similar wage bases.

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

We receive significant business from our customers who utilize the Port of Miami and Port Everglades for shipping and cargo activity. Our railroad relies on these Ports to serve cargo ships on behalf of our customers for import and export freight. The decline of imports or exports at these Ports could have material adverse affect on our operating results. The Company plans to establish intermodal container rail service on its own rail line leading into the Port of Miami for an estimated cost to the Company of $10.9 million (see Note 15). This investment could be at risk should the volumes not support the investment.

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

Fuel costs were approximately 13.5%, 10.8% and 9.1% of our total operating revenue for the years ended December 31, 2011, 2010, and 2010, respectively.  Fuel prices and supplies are influenced significantly by international, political and economic circumstances. If fuel supply shortages or unusual price volatility were to arise for any reason, the resulting higher fuel prices would significantly increase our operating costs. Increases in fuel price may be passed along to customers through a “fuel surcharge” or otherwise, though often with delayed effect. However, there are no assurances that these surcharges will cover the entire fuel price increase for a given period, or that competitive market conditions will effectively allow us to pass along this cost.

As part of our railroad operations, we frequently transport hazardous materials, the accidental release of which could have an adverse effect on our operating results.

We are required to transport hazardous materials to the extent of our common carrier obligation. An accidental release of hazardous materials could result in significant loss of life and extensive property damage. The associated costs could have an adverse effect on our operating results, financial condition or liquidity. In 2011, approximately 1.0% of our moves were related to hazardous materials.

A majority of our employees belong to labor unions, and strikes or work stoppages could adversely affect our operations.

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

The railroad industry in the United States is dominated by a small number of Class I carriers that have substantial market control and negotiating leverage. Approximately 57.8% of our traffic for the year ended December 31, 2011 was interchanged from CSX and Norfolk Southern, each a Class I carrier, and South Central Florida Express, a regional short line railroad. In addition, approximately 47.4% of our total freight revenue for the year ended December 31, 2011 was derived from Class I traffic and Norfolk Southern accounted for 11% of our total freight revenue for the same period. Approximately 1.0% of our total freight revenue for the year ended December 31, 2011 was derived from the regional short line traffic. No other customer represented more than 10% of our total freight revenue for the year ended December 31, 2011. Our ability to provide rail service to our customers depends in large part upon our ability to maintain cooperative relationships with Class I carriers and certain other customers with respect to, among other matters, freight rates, car supply, switching, interchange, fuel surcharges and trackage rights (an arrangement where the Company that owns the line retains all rights, but allows another company to operate over certain sections of its track). In addition, loss of customers or service interruptions or delays by our Class I and other interchange partners relating to customers who ship over our track may decrease our revenue. Furthermore, the ability of Class I carriers, in particular CSX and Norfolk Southern, to market and service southbound traffic into the Florida market will affect the amount of traffic we move.

Our Class I interchange partners are involved in negotiations with certain labor unions at the present time. A Presidential Emergency Board (PEB) issued a report to the parties that proffered a solution.  The parties extended the thirty day period cooling off period until February 8, 2012, and agreed to continue to negotiate outstanding issues.  The parties reached an agreement in February 2012. Though unlikely, any possible work stoppage should be recognized as a risk.

Although our operations served approximately 500 customers in 2011, freight revenue from our 10 largest freight revenue customers accounted for approximately 48.0% of our total freight revenues for the year ended December 31, 2011. In addition, we have three primary aggregate customers with operations in south Florida whose freight revenues represented approximately 12.3% of our total freight revenues for the year ended December 31, 2011 (of the three primary aggregate customers, none accounted for more than 10% of total freight revenue individually). Our revenues are affected by the demand for aggregate material, primarily in Florida, and the ability of these customers to supply this natural raw material efficiently and effectively. Substantial reduction in business with or loss of important customers could have a material adverse effect on our business and financial results.

The track maintenance tax credit was not renewed by Congress upon its expiration on December 31, 2011, currently we are no longer able to earn or assign credits for track maintenance. Several legislative efforts to extend various tax credits that expired at the end year are being pursued by short line and regional railroads.  However, at this time there is no clarity as to whether the tax credits will be extended and, if they are, whether the extension would be retroactive to January 1, 2012.

In 2010, we received approximately $2.4 million from the assignment of tax credits for certain track maintenance expenditures pursuant to Section 45G of the Internal Revenue Code. Section 45G expired at the end of 2009, but was subsequently and retroactively reinstated on December 17, 2010, when President Obama signed the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 into law, which includes provisions to extend several tax provisions through 2010 and 2011, including Section 45G. Accordingly, the Section 45G tax credit had been extended until December 31, 2011 to cover expenditures paid or incurred in the 2010 and 2011 taxable years.  There can be no assurances that legislation renewing the availability of the Section 45G tax credit will be enacted.

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

We have obtained insurance coverage, including windstorm coverage, for losses sustained by our railroad arising from personal injury and for property damage in the event of derailments or other incidents. Personal injury claims made by our railroad employees are subject to the Federal Employers’ Liability Act (FELA) rather than state workers’ compensation laws. Currently, we are responsible for the first $2.0 million of expenditures per each incident under our general liability insurance policy and $0.75 million of expenditures per each incident under our property insurance policy. Severe accidents or personal injuries could cause our liability to exceed our insurance limits which might have a material adverse effect on our business and financial condition. Our annual insurance limits are $200.0 million and $25.0 million on liability and property, respectively. In addition, adverse events directly and indirectly attributable to us, including such things as derailments, accidents, discharge of toxic or hazardous materials, or other like occurrences in the industry, can be expected to result in increases in our insurance premiums or our self insured retentions and could result in limitations to the coverage under our existing policies. Furthermore, the market for windstorm coverage remains very limited and costly. It is unknown how much windstorm coverage we will purchase in the future, and it is possible that our property will experience windstorm damage and utility service interruption in excess of insurance limits.

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

Also, we, through operating agreements, currently lease approximately 3,222 rail cars from Greenbrier Leasing Corporation (“Greenbrier”), The CIT Group (formerly, Bombardier Capital) and other entities, with lease lengths generally of three, five and ten years. Under the terms of the lease, the counterparty bills us an hourly rate based upon the length of time the car is on our railroad (on-line) or on another railroad (off-line). As a car goes off-line, a per diem rent sharing arrangement goes into effect whereby we and the counterparty apportion the rent based upon the length of time the car is off-line. Certain of these leases provide that we must pay the counterparty a base rent payment if the car remains on our line for a specified number of days. As a result, if a car remains on our line beyond certain periods of time, we may be required to pay our applicable counterparty a base rent amount even though we have not received any revenue under the contract because the car has not been off our line, which would reduce our operating results. Rents from Greenbrier, CIT, and other entities received by the Company were $6.5 million, $6.8 million, and $5.5 million in 2011, 2010, and 2009, respectively. By contrast, to date, the base rent payments that we have made to counterparties—i.e., payments we have made to counterparties in excess of the amount of revenue we have generated under the applicable lease—have been minimal.

Shared use of our railroad corridor with passenger railroad operations could have an adverse effect on our ability to utilize our railway efficiently, which could impact our operations and financial condition.

In December 2007, we granted to FDG Passenger ROW Holdings LLC (“FDG Passenger”), a subsidiary of FECI, a permanent, perpetual and exclusive easement for purposes consistent with, or relating to, commuter rail and transit passenger railroad operations, subject to certain exceptions. If FDG Passenger were to commence operating a passenger railroad on our railway corridor pursuant to the right granted by the passenger rail easement, without infrastructure improvement and additional capacity on our network we could be required to reduce our levels of freight volume as a result of sharing the corridor, which could have an adverse effect on our ability to utilize our railway efficiently, which may impact our operations and financial condition. We may also incur additional liability, casualty and property risks as a result of shared use of the corridor with passenger railroad operations, which could also adversely effect our operations and financial condition.

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

As of December 31, 2011, our total indebtedness was approximately $610 million, including the Senior PIK Toggle Notes and the 8 ⅛% Notes, which represented approximately 70% of our total capitalization. Our substantial indebtedness could have important consequences, including:

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

Holdings Corp. has no operations of its own and it derives all of its revenues and cash flow from FECR Corp. and its subsidiaries. FECR Corp. is a separate and distinct legal entity and has no obligation, contingent or otherwise, to make any funds available to pay Holdings Corp., whether by dividend, distribution, loan or other payments.  Holdings Corp. will depend on FECR Corp. (and any other subsidiaries that Holdings Corp. may form in the future) for dividends and other payments to generate the funds necessary to meet Holdings Corp.’s financial obligations, including payments of principal and interest on the Senior PIK Toggle Notes. Legal and contractual restrictions in agreements governing current and future indebtedness, as well as the financial condition and operating requirements of FECR Corp., may limit Holdings Corp.’s ability to obtain cash from FECR Corp. The indenture governing the 8 ⅛% Notes restrict FECR Corp.’s ability to pay cash dividends and make other distributions or loans to Holdings Corp. The earnings from, or other available assets of, FECR Corp. may not be sufficient to pay dividends or make distributions or loans to enable Holdings Corp. to make payments in respect of the Senior PIK Toggle Notes when such payments are due. In addition, even if such earnings were sufficient, the agreements governing the current and future indebtedness of FECR Corp. may not permit FECR Corp. to provide us with sufficient dividends, distributions or loans to fund interest and principal payments on the Senior PIK Toggle Notes when due.

Despite our substantial indebtedness level, we and our subsidiaries will still be able to incur significant additional amounts of debt, which could further exacerbate the risks associated with our substantial indebtedness.

Subject to specified limitations, the indenture governing the notes permits Holding Corp. to incur additional debt. Further, the indenture governing the Senior PIK Toggle Notes, the indenture governing the 8 ⅛% Notes and the ABL Facility each permit our subsidiaries to incur additional debt. As of the date of this filing, FECR Corp. had $30.0 million of available borrowings under its ABL Facility. If new debt is added to our or any such subsidiary’s current debt levels, the risks described above could intensify.

Our debt agreements contain restrictions that will limit our flexibility in operating our business.

The indenture governing the 8 ⅛% Notes, Senior PIK Toggle Notes and our ABL Facility contain various covenants that will limit our ability to engage in specified types of transactions. The indenture and the ABL Facility covenants will limit our and our restricted subsidiaries’ ability to, among other things:

•                          incur additional indebtedness;

•                          pay dividends on, repurchase or make distributions in respect of our capital stock or make other restricted payments;

•                          make certain investments;

•                          sell, transfer or convey certain assets;

•                          create liens;

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

•                          create unrestricted subsidiaries; and

•                          consolidate, merge, sell or otherwise dispose of all or substantially all of our assets and the assets of our subsidiaries (if any) on a consolidated basis.

These covenants could adversely affect our ability to finance our future operations or capital needs and pursue available business opportunities.

In addition, if availability under the ABL Facility is below $7.5 million, we will be subject to a minimum fixed charge coverage ratio (as defined in the ABL Facility) of 1.1 to 1.0. If this covenant becomes operative in the future, events beyond our control, including changes in general economic and business conditions, may affect our ability to meet this financial ratio test. There can be no assurance that we will meet this potential financial ratio test or that our lenders will waive any failure to meet this test.

A breach of any of these covenants or any other restrictive covenants contained in FECR Corp.’s ABL Facility or the indenture governing the Senior PIK Toggle Notes and the indenture governing the 8 ⅛% Notes could result in an event of default. If an event of default under FECR Corp.’s ABL Facility, the indenture governing the Senior PIK Toggle Notes or the indenture governing the 8 ⅛% Notes occurs, the holders of the affected indebtedness could declare all amounts outstanding, together with accrued interest, to be immediately due and payable, which, in turn, could cause the default and acceleration of the maturity of our or FECR Corp.’s other indebtedness. If we were unable to pay such amounts, the lenders under FECR Corp.’s ABL Facility and noteholders of the 8 ⅛% Notes could proceed against the collateral pledged to them.

We may not be able to generate sufficient cash to service the 8 ⅛% Notes or our other indebtedness, and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

Our ability to make scheduled payments on or to refinance our debt obligations depends on our financial condition and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We may not be able to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on the notes or our other indebtedness. Any payments we make directly or indirectly to our parent companies would reduce the level of cash available to us to make the scheduled payments in respect of the 8 ⅛% Notes.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance the 8 ⅛% Notes or our other indebtedness. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of the indenture governing the 8 ⅛% Notes and existing or future debt instruments may restrict us from adopting some of these alternatives. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations.

ITEM 1B. UNRESOVLED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Track and Equipment

Track

We own a railroad right-of-way, generally 100-feet wide, along the east coast of Florida extending for 351 miles from Jacksonville to Miami, used for our railroad operations. We also own/lease and operate approximately 235 miles of branch, switching and other secondary track, 115 miles of yard track, various rail car marshalling yards, trailer/container and automobile loading and unloading facilities, signaling system facilities, and a number of operating offices, shops and service house buildings.

The mainline is, in general, constructed of 136-pound per yard continuous welded rail supported on concrete cross-ties. The facilities provide a reliable infrastructure for rail operations suited to the business demands of our customers, including unrestricted movement of double-stacked containers, tri-level automobiles and heavier rail axle cars. The branch mainlines, way switching and yard tracks are, for the most part, constructed of 115-pound per yard materials supported by wood ties.

Locomotives and Railcars (“Rolling Stock”)

As of December 31, 2011, the Company owned or leased 59 diesel electric locomotives, 4,660 freight cars, 1,322 trailers, containers and chassis for highway revenue service, numerous pieces of rail-mounted work equipment and numerous automobiles used in maintenance and transportation operations. Generally, the Company’s equipment is in good physical condition, considering its years of service and operating utilization.

A summary of the rolling stock owned and leased by us at the end of 2011 is presented in the table below:

Railcars				Locomotives
Type	Owned	Leased	Total	Horsepower / Unit	Owned	Leased	Total

Open Hopper Cars	1,082	—	1,082	2000hp / GP 38–2	5	—	5

Flat Cars	146	3,054	3,200	3000hp / GP 40	1	—	1

Gondolas	24	209	233	3000hp / GP 40–2	20	—	20

Auto:				3000hp / GP 40–3	6	—	6

Carrier Railcar	—	50	50	3000hp / SD 40–2	16	—	16

Racks	95	—	95	4300hp / SD 70M–2	—	11	11

Containers/Chassis:

53ft	—	655	655

48ft or less	8	152	160

Trailers:

53ft	144	—	144

48ft or less	363	—	363

Other Misc. Railcars	85	19	104

Totals	1,947	4,139	6,086		48	11	59

In 2009, the Company began to lease out our excess locomotives. During 2011, the Company sold 26 locomotives and at the end of 2011, the Company had leased out 6 locomotives of its fleet. Most of these leases are on one-year terms.

The average age of our locomotives and railcars is 29 years as compared to a depreciable life of 50 years for new locomotives. The average of our railcars is 24 years as compared to depreciable life of 50 years for a new railcar.

In addition to the rolling stock that the Company owns, the Company currently manages 3,222 rail cars from Greenbrier Leasing Corporation and other entities, with lease lengths generally of three, five and ten years. The lease terms call for the Company to be billed an hourly rate based upon the length of time the car is on our railroad (on-line) or on another railroad (off-line). As a car goes off-line, a per diem rent sharing arrangement goes into effect whereby Greenbrier and the Company apportion the rent based upon the length of the time the car is off-line. Rents from Greenbrier and other entities received by the Company were $6.5 million, $6.8 million, and $5.5 million in 2011, 2010, and 2009, respectively.

ITEM 3. LEGAL PROCEEDINGS

We have been, and may from time to time, be involved in litigation and claims incidental to the conduct of our business in the ordinary course.  Our industry is also subject to scrutiny by governmental regulators, which could result in enforcement proceedings or litigation related to regulatory compliance matters.  We maintain insurance policies in amounts and with the coverage and deductibles we believe are adequate, based on the nature and risks of our business, historical experience and industry standards. As of the date of this Annual Report on Form 10-K, we are not a party to any material legal or adverse regulatory proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

FECR Rail Holdings, LLC, our ultimate parent, an entity wholly owned by private equity funds managed by affiliates of Fortress, owns approximately 99.8% of our outstanding common stock. There is no established public trading market for our common stock.

ITEM 6. SELECTED FINANCIAL DATA

The following tables summarize selected historical consolidated financial information for our business. You should read these tables along with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Business”, and our consolidated historical financial statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K.

Certain entities commonly-owned by private equity funds managed by affiliates of Fortress acquired all of the outstanding stock of Florida East Coast Industries, Inc. (“FECI”) on July 26, 2007 (herein referred to as the “Acquisition”). On December 31, 2007, FECI sold its rail transportation segment, which operated as separate legal entities (“Florida East Coast Railway, L.L.C.” and “FEC Highway Services, L.L.C.”), to private equity funds managed by affiliates of Fortress (herein referred to as the “Rail Separation”). Concurrent with the Rail Separation, FECR Rail LLC and the Company were formed to carry on the activities of Florida East Coast Railway, L.L.C.  In January 2011, FECR Rail LLC contributed all of its holdings of the Company’s common and preferred shares to Florida East Coast Holdings Corp. (“Holdings Corp.”), whereby Holdings Corp. became the immediate parent of FECR Corp.

The selected historical consolidated financial data presented for the period from January 1, 2007 to July 26, 2007 (the “Predecessor” period) have been derived from the audited historical Consolidated Financial Statements of FECR Corp. prior to the Acquisition. The selected historical consolidated financial data for the period July 27, 2007 to December 31, 2007, and the years ended December 31, 2008, 2009, 2010, and 2011 (the “Successor” period), have been derived from the audited historical Consolidated Financial Statements of FECR subsequent to the Acquisition. As a result of the Acquisition, our current capital structure and our basis of accounting differ from those prior to the Acquisition. Our historical consolidated financial data in respect of reporting periods subsequent to July 26, 2007, reflect the Acquisition under the purchase method of accounting. Therefore, our historical consolidated financial data for the Predecessor period may not be comparable to our financial data for the Successor period.

	Predecessor	Successor
	Period from January 1, 2007 to July 26, 2007	Period from July 27, 2007 to December 31, 2007	Year Ended December 31, 2008	Year Ended December 31, 2009	Year Ended December 31, 2010	Year Ended December 31, 2011
	(in thousands)
STATEMENT OF OPERATIONS DATA:
Operating revenue	$144,509	$103,942	$241,090	$181,067	$200,023	$213,305

Operating expenses	117,744	88,973	203,869	153,251	157,011	178,308

Operating income	26,765	14,969	37,221	27,816	43,012	34,997

Interest income (expense)	(20)	55	(50,156)	(54,430)	(66,250)	(57,420)
Other income (loss)	67	18	122	(2,880)	(368)	(44)

Loss on derivative instrument	—	(4,690)	(7,936)	—	—	—

Income (loss) before income taxes	26,812	10,352	(20,749)	(29,494)	(23,606)	(22,467)
Provision for income taxes	8,893	3,657	—	—	—	14,851

Net income (loss)	$17,919	$6,695	$(20,749)	$(29,494)	$(23,606)	$(37,318)

	Successor
	As of December 31,
	2007	2008	2009	2010	2011
	(in thousands)
BALANCE SHEET DATA:
Total assets	$911,048	$906,381	$861,101	$848,755	$871,830
Total long-term debt, including current maturities	600,000	600,000	601,594	601,185	609,854
Series A Redeemable Preferred Stock	—	26,706	21,049	23,912	—
Total stockholders’ equity	261,724	237,924	199,014	176,094	178,761

	Predecessor	Successor
	Period from January 1, 2007 to July 26, 2007	Period from July 27, 2007 to December 31, 2007	Year Ended December 31, 2008	Year Ended December 31, 2009	Year Ended December 31, 2010	Year Ended December 31, 2011
	(in thousands, except freight units)	(in thousands, except freight units)
OTHER DATA:
Freight units	284,656	199,309	445,870	372,487	410,096	412,791

Dividends paid(1)	$10,437	$—	$—	$20,000	$—	$—

Notes:

(1)

During the year-ended December 31, 2009, FECR Corp. declared and paid a cash dividend of $16.3 million, in the aggregate, with respect to its common stock and $3.7 million, in the aggregate, with respect to its Series A Redeemable Preferred Stock, to the holders of record of each such class of stock on the record date of July 27, 2009.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

This management’s discussion and analysis of financial condition and results of operations contains forward-looking statements that involve risks and uncertainties.  You should read the following discussion in conjunction with our historical consolidated financial statements included in this Annual Report on Form 10-K.  The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods, and our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those listed under “Risk Factors.”

Holdings Corp. was incorporated on January 10, 2011.  In January 2011, all of the equity interests in FECR Corp. were transferred from FECR Rail LLC to Holdings Corp., whereby Holdings Corp. became the immediate parent of FECR Corp.  Holdings Corp. is a holding company and has no direct operations or material assets other than its wholly owned interest in FECR Corp.  All of Holdings Corp.’s operations are conducted through its subsidiaries.  The only material differences between Holdings Corp. and FECR Corp. are Holdings Corp.’s separate debt obligations and related accounts, including deferred financing costs, amortization, payment of interest and payment of taxes.  Reclassifications in common stock and additional paid-in-capital have been made to the Consolidated Financial Statements to reflect the capital structure for Holdings Corp. for the year ended December 31, 2011.

Overview

We own and operate a 351-mile freight railroad along the east coast of Florida from Jacksonville to Miami. Our railroad is one of only two major freight railroads serving Florida. We operate at a high level of density, which means that we carry a high number of units per track mile. In 2011, we carried approximately 1,176 units per mainline track mile, which we believe is more than any of the Class I railroads in the United States.

In 2011, we transported over 412,000 units on our railroad comprising various types of freight for over 500 customers. We transport products such as intermodal containers and trailers, crushed rock (aggregate), automobiles, food, and other industrial products. We are a major hauler of aggregate in the State of Florida and a key conduit for the transportation of automobiles into South Florida.

We provide a direct route through some of the most highly congested regions of the State of Florida, and we believe that we are able to haul freight often more quickly and more cost effectively than other modes of transportation, such as trucking, as one train can haul the equivalent of up to 280 trucks.

We have direct access to the major south Florida ports of Miami, Everglades (Fort Lauderdale) and Palm Beach through which we transport intermodal containers. We believe that our unique positioning to these ports will help us continue our volume growth of intermodal containers.

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

Our rail expenses consist of salaries (approximately 70% of our work force is covered by collective bargaining agreements), related payroll taxes and employee benefits, depreciation (primarily reflecting our capital requirements for maintaining current operations), insurance and casualty claim expenses, diesel fuel, repairs billed to/from others (generally, a net credit received from repairs of foreign cars on our line less repairs paid by us for our cars on a foreign line), property taxes, material and supplies, purchased services, and other expenses.  Our operating expenses include labor, equipment rents (locomotives and railcars), purchased services (contract labor and professional services), diesel fuel, casualties and insurance, materials, property taxes, and other expenses.

Managing Business Performance

We manage our business performance by attempting to (i) grow our freight and non-freight revenue, (ii) drive financial improvements through a variety of cost-savings initiatives, and (iii) continued focus on safety to lower the costs and risks associated with operating our business.

Changes in units and revenue per unit (“RPU”) have a direct impact on freight revenue.  We continue to implement more effective pricing by carefully analyzing pricing decisions to improve our freight revenue per unit.  As a consequence, our operating ratio, which we define as total operating expenses divided by total operating revenues, continues to be a key metric which we evaluate.  We deem operating ratio as an important metric to measure our operational performance, however, operating ratio is not a measure as defined under U.S. GAAP.

Non-freight services offered to our rail customers include switching (or managing and positioning railcars within a customer’s facility), car hire and demurrage (allowing our customers and other railroads to use our railcars for storage or transportation in exchange for a daily fee), realty and equipment lease rentals, and dray ancillary charges (detention, lumper, and other). Each of these services leverages our existing customer relationships and generates additional revenue with minimal capital investment.

Acquisition and Rail Separation

On July 26, 2007, Fortress acquired all of the outstanding capital stock of FECI in the Acquisition, which was accounted for using the purchase method of accounting in accordance with the Business Combinations Topic of the Financial Accounting Standards Board (“FASB”). Under the purchase method of accounting, the assets acquired and liabilities assumed from FECI were recorded at the date of acquisition at their respective fair values.

As of December 31, 2007, subsequent to the Acquisition, we acquired all of the assets and liabilities of Florida East Coast Railway, L.L.C. and FEC Highway Services L.L.C. in the Rail Separation for a cash consideration of $246.4 million.

Highlights for the Years ended December 31, 2011 and 2010

•

Operating revenue for the year ended December 31, 2011 was $213.3 million, compared with $200.0 million for the year ended December 31, 2010. The primary driver of this $13.3 million increase was an increase in intermodal revenues, negotiated rate increases and increased fuel surcharge recovery, offset by decreased carload revenues.

•

Freight revenues increased $13.9 million, or 7.7%, for the year ended December 31, 2011, compared with the year ended December 31, 2010, primarily due to an increase was an increase in intermodal revenues, negotiated rate increases and increased fuel surcharge recovery, offset by decreased carload revenues. Non-freight revenues decreased $0.6 million, or 3.1%, for the year ended December 31, 2011, compared with the year ended December 31, 2010, primarily due to the sale of locomotives previously under lease.

•

Net loss for the year ended December 31, 2011 was $37.3 million, compared with a net loss of $23.6 million for the year ended December 31, 2010. Operating income for the year ended December 31, 2011 was $34.9 million, compared with $43.0 million for the year ended December 31, 2010.

•

Our operating ratio was 83.6% for the year ended December 31, 2011, compared with an operating ratio of 78.5% for the year ended December 31, 2010. This increase was primarily due to a change in mix to lower margin intermodal business from carload, costs incurred related to strategic initiatives and increased rail yard rent.

•

During the year ended December 31, 2011, we generated $35.5 million in cash from our operating activities, purchased $25.7 million in property and equipment, received $9.9 million for assets sold and paid $18.0 million for financing costs.

•

Our income tax expense was $14.9 million for the year ended December 31, 2011 which was a non-cash item. There was zero income tax expense for the year ended December 31, 2010. We believe that it is more likely than not that our net operating losses will expire unused for the year ended December 31, 2011, whereas for the year ended December 31, 2010, we expected to fully utilize our net operating losses.

Highlights for the Years ended December 31, 2010 and 2009

•

Operating revenues for the year ended December 31, 2010 were $200.0 million, compared with $181.1 million for the year ended December 31, 2009. The primary driver of this $18.9 million increase was an increase in intermodal revenues, increased fuel surcharges and increased non-freight revenues, offset by decreased carload revenues.

•

Freight revenues increased $12.7 million, or 7.6%, for the year ended December 31, 2010, compared with the year ended December 31, 2009, primarily due to an increase in fuel surcharges and increased volumes (intermodal volume increases were offset by a decrease in carload volumes). Non-freight revenue increased $6.2 million, or 47.6%, for the year ended December 31, 2010, compared with the year ended December 31, 2009, primarily due to additional leases of equipment to third-parties and the amortization of a three year contract administration fee, as well as additional car hire revenues.

•

Net loss for the year ended December 31, 2010 was $23.6 million, compared with a net loss of $29.5 million for the year ended December 31, 2009. Operating income for the year ended December 31, 2010 was $43.0 million, compared with $27.8 million for the year ended December 31, 2009.

•

Our operating ratio was 78.5% for the year ended December 31, 2010, compared with an operating ratio of 84.6% for the year ended December 31, 2009. This decrease was primarily due to increased intermodal volume combined with cost reductions and the amortization of a three-year contract administration fees.

•

During the year ended December 31, 2010, we generated $21.9 million in cash from our operating activities, purchased $16.0 million in property, plant and equipment and funded $4.0 million to an interest reserve account.

Results of Operations

Comparison of Operating Results for the Year Ended December 31, 2011 and 2010

Operating Revenue

Operating revenues increased $13.3 million, or 6.6%, to $213.3 million for the year ended December 31, 2011 from $200.0 million for the year ended December 31, 2010. The net increase was primarily due to an increase in intermodal revenues, negotiated rate increases, and increased fuel surcharge recovery, partially offset by decreased carload revenues.

Freight revenues increased $13.9 million, or 7.7%, to $194.5 million for the year ended December 31, 2011 from $180.7 million for the year ended December 31, 2010.  The increase was primarily due to increased negotiated rates and volumes (intermodal volume increases were offset by a decrease in carload volumes), as well as increased fuel surcharge recovery.  Total units increased 1.0% to 412,791 for the year ended December 31, 2011, from 410,096 for the year ended December 31, 2010.

The increase in average revenue per unit to $471 for the year ended December 31, 2011 from $441 for the year ended December 31, 2010 was due to an increase in price and fuel surcharge recovery, offset by a decrease related to traffic mix. Carload traffic, which has a higher average revenue per unit, was 18.8% of the traffic in 2011 as compared to 20.8% in 2010.

The following table compares freight revenues, units, and average freight revenue per unit for the year ended December 31, 2011 and 2010:

	Year ended December 31,
	2011			2010
	Freight Revenues	Units	Average Revenue per unit	Freight Revenues	Units	Average Revenue per unit
	(in thousands, except unit and average revenue per unit)

Intermodal	$129,000	335,279	$385	$112,724	324,797	$347

Crushed Stone (Aggregate)	25,729	42,738	602	27,051	48,699	555
Food Products	10,344	8,828	1,172	11,868	10,523	1,128
Motor Vehicles & Equipment	8,714	6,583	1,324	8,225	6,661	1,235
Chemicals	6,647	3,831	1,735	7,624	4,116	1,852
Other	14,110	15,532	908	13,176	15,300	861

Carload Subtotal	65,544	77,512	846	67,944	85,299	797
Total	$194,544	412,791	$471	$180,668	410,096	$441

Intermodal revenues increased $16.3 million (Rate/Mix increase—$12.7 million; Volume increase—$3.6 million) for the year ended December 31, 2011, compared to the year ended December 31, 2010. Rate/Mix represents the change in price per unit charged to the customer as well as the change in price per unit due to the mix in traffic as the rate per unit may vary per the commodity handled and the length of the haul. Our Rate/Mix increase was driven by an increase in actual price offset by a change in mix. Overall, Intermodal shipments increased 3.2% or 10,482 units for the year ended December 31, 2011, compared to the year ended December 31, 2010. This growth was attributable to our international business (which primarily includes our customers that ship freight through maritime ports), freight with our Class I partners, as well as conversion of truckload traffic to rail.

Carload revenues for the year ended December 31, 2011 decreased $2.4 million (Rate/Mix increase—$3.8 million; offset by Volume decrease—$6.2 million) compared to the year ended December 31, 2010.  Overall, carload shipments declined 9.1%, or 7,787 units, for the year ended December 31, 2011 compared to the year ended December 31, 2010. This decrease in carload revenue was primarily due to the net effect of the following:

•	Crushed Stone (Aggregate) revenues decreased $1.3 million, or 4.9% primarily due to continued volume declines in the residential and road construction market in Florida.

•

Food Products revenues decreased $1.5 million, or 12.8%. This decrease was driven by a decline in volumes of 16.1% that was primarily due to a temporary shift as one of our customers is retooling their manufacturing facility that we serve.

•

Motor Vehicles & Equipment revenues increased $0.5 million, or 5.9%.  This increase was due to price increases and fuel recovery which was slightly offset by a volume decrease. The reduction in volumes was due to the earthquakes in Japan during the first quarter of 2011.

•	Chemicals revenues decreased $1.0 million, or 12.8%. This decrease was due to a reduction in ethanol shipments.

•	Other revenues increased $0.9 million, or 7.1%. This increase is primarily due to an increase in volume of the lumber commodity.

Non-freight revenues decreased $0.6 million, or 3.1%, to $18.8 million for the year ended December 31, 2011 from $19.4 million for the year ended December 31, 2010. The primary decrease in non-freight revenues was due to the sale of locomotives that were previously under lease.

Operating Expenses

The following table sets forth the operating revenue and expenses for our consolidated operations for the periods indicated (dollars in thousands):

	Year ended December 31,
	2011		2010
	Amount	% of Operating Revenue	Amount	% of Operating Revenue
Operating revenue	$213,305	100.0%	$200,023	100.0%
Operating expenses:
Labor and benefits	46,622	21.9%	42,314	21.2%
Equipment rents	11,607	5.4%	11,231	5.6%
Purchased services	35,979	16.9%	33,214	16.6%
Diesel fuel	28,787	13.5%	21,671	10.8%
Depreciation and amortization	27,249	12.8%	27,602	13.8%
Net loss on sale and impairment of assets	1,906	0.9%	—	—
Other expenses	26,158	12.2%	20,979	10.5%

Total operating expenses	$178,308	83.6%	$157,011	78.5%

Operating income	$34,997	16.4%	$43,012	21.5%

Operating expenses increased to $178.3 million for the year ended December 31, 2011, from $157.0 million for the year ended December 31, 2010, an increase of $21.3 million, or 13.6%. The operating ratio was 83.6% for the year ended December 31, 2011 compared to 78.5% for the year ended December 31, 2010. Set forth below is additional detail regarding changes in our operating expenses:

•

Labor and benefits increased $4.3 million, or 10.2%, to $46.6 million. As a percentage of operating revenue, labor and benefits increased 0.7 points. The increase in labor and benefits was mainly due to an increase in headcount resulting from assembling an executive team in the first quarter of 2011, as well as stipulated wage increases for union contracts.

•	Equipment rents remained relatively consistent for the comparable periods.

•	Purchased services increased $2.8 million, or 8.3%, to $36.0 million. This increase was mainly due to consulting services related to strategic initiatives, increased lift costs and increased volumes.

•

Diesel fuel increased $7.1 million, or 32.8% to $28.8 million. As a percentage of revenue, diesel fuel increased to 13.5% for the year ended December 31, 2011, as compared to 10.8% for the year ended December 31, 2010. The increase in diesel fuel was primarily due to an increase in the average price of fuel. The average price of fuel was $3.26 per gallon for the year ended December 31, 2011 compared to the average price per gallon of $2.41 for the year ended December 31, 2010.  The increase in fuel cost was partially offset by efficiencies in fuel usage for the comparable periods.

•	Depreciation and amortization remained relatively consistent for the comparable periods.

•

Other expenses increased $5.2 million, or 24.7%, to $26.2 million primarily due to increased rent of $3.0 million related to the Hialeah yard as a result of the amended lease agreement, increased rent expense $0.8 million, as well as increases in other expenses of $1.3 million.

Other Income (Expense)

Interest Expense (net of interest income). Interest expense decreased $8.9 million, or 13.3%, to $57.4 million for the year ended December 31, 2011 from $66.3 million for the year ended December 31, 2010. The decrease was primarily due to a change in the combined interest rates in connection with refinancing the $1.656 billion Senior Secured Credit Facility (the “Old Facility”) with proceeds of $475.0 million from the sale of the 8 ⅛% Notes (9.75% interest rate on the Old Facility as compared to a rate of 8.125% on the 8 ⅛% Notes), as well as the $130.0 million gross proceeds from the sale of the Senior PIK Toggle Notes (interest rate on the Senior PIK Toggle Notes is 10 ½% / 11 ¼%).

Other Income (Loss). Other income (loss) remained relatively consistent for the comparable periods.

Provision for Income Taxes. For the year ended December 31, 2011, we believe that it is more likely than not that our net operating losses expected to be generated by the Company in 2011 will expire unused. Accordingly, we recognized tax expense in the amount of $14.9 million for the year ended December 31, 2011. For the year ended December 31, 2010, we expected that our net operating losses would be fully utilized.

Comparison of Operating Results for the Year Ended December 31, 2010 and 2009

Operating Revenue

Operating revenue increased $18.9 million, or 10.5%, to $200.0 million for the year ended December 31, 2010 from $181.1 million for the year ended December 31, 2009. The net increase was primarily due to increased volumes, increased fuel surcharge and an increase in non-freight revenues.

Freight revenues increased $12.7 million, or 7.6%, to $180.7 million for the year ended December 31, 2010 from $168.0 million for the year ended December 31, 2009. The increase freight revenues resulted from increased fuel prices and higher volumes of traffic. Total units increased 10.1% to 410,096 in 2010 from 372,487 in 2009 (increased intermodal volumes were offset by decreased carload volumes).

The decrease in the average revenue per unit to $441 for the year ended December 31, 2010 from $451 for the year ended December 31, 2009 was primarily due to the decrease in traffic mix (our volume growth has been driven by shorter haul moves), and, to some extent, the change in mix from carload traffic to intermodal traffic, partially offset by the increase in price and fuel surcharges. Carload traffic, which has a higher average revenue per unit, was 20.8% of the total volume in 2010 as compared to 25.6% in 2009.

The following table compares freight revenues, units, and average freight revenue per unit for the years ended December 31, 2010 and 2009:

	Year ended December 31,
	2010			2009
	Freight Revenues	Units	Average Revenue per unit	Freight Revenues	Units	Average Revenue per unit
	(in thousands, except units and average revenue per unit)

Intermodal	$112,724	324,797	$347	$96,784	277,250	$349

Crushed Stone (Aggregate)	27,051	48,699	555	30,258	55,766	543
Food Products	11,868	10,523	1,128	13,169	11,839	1,112
Motor Vehicles & Equipment	8,225	6,661	1,235	8,196	7,114	1,152
Chemicals	7,624	4,116	1,852	6,643	3,571	1,860
Other	13,176	15,300	861	12,908	16,947	762

Carload Subtotal	67,944	85,299	797	71,174	95,237	747
Total	$180,668	410,096	$441	$167,958	372,487	$451

Intermodal revenues increased $15.9 million (Rate/Mix decrease—$0.7 million; Volume increase—$16.6 million) for the year ended December 31, 2010 in comparison to the year ended December 31, 2009.  Overall, intermodal shipments increased 17.1%, or approximately 47,500 units, for the year ended December 31, 2010 in comparison to the year ended December 31, 2009. This increase in intermodal volumes was consistent with industry trends.

Carload revenues decreased $3.2 million (Rate/Mix increase—$4.2 million; Volume decrease—$7.4 million) for the year ended December 31, 2010 in comparison to the year ended December 31, 2009. Overall, carload shipments declined 10.4%, or approximately 9,900 units, for the year ended December 31, 2010 from the year ended December 31, 2009. This decrease in carload revenues was primarily due to the net effect of the following:

•

Crushed Stone (Aggregate) revenues decreased $3.2 million, or 10.6%. This decrease was primarily due to the decreased volumes of 12.7% as a result of the decline in the residential and road construction markets in Florida.

•	Food Products revenues decreased $1.3 million, or 9.9%. This decrease was driven by a decline in volumes of 11.1% as one of our customers sold their distribution rights.

•	Motor Vehicles & Equipment revenue remained relatively consistent for the comparable periods.

•	Chemicals revenues increased $1.0 million, or 14.8%. This increase was driven by a volume increase of 15% due to new ethanol business and strength within the liquefied petroleum gas (“LPG”) markets.

•	Other revenues remained relatively consistent for the comparable periods.

Non-freight revenues increased $6.2 million, or 47.6%, to $19.4 million for the year ended December 31, 2010 from $13.1 million for the year ended December 31, 2009. The primary increase in non-freight revenues was due to an increase of $3.2 million deferred revenues related to a three-year contract administration fee, an increase in car hire income of $1.6 million, an increase in locomotive lease revenues of $1.1 million, and an increase in real estate lease revenues of $0.4 million.

Operating Expenses

The following table sets forth the operating revenue and expenses for our consolidated operations for the periods indicated (dollars in thousands):

	Year ended December 31,
	2010		2009
	Amount	% of Operating Revenue	Amount	% of Operating Revenue
Operating revenue	$200,023	100.0%	$181,067	100.0%
Operating expenses:
Labor and benefits	42,314	21.2%	45,538	25.1%
Equipment rents	11,231	5.6%	10,910	6.0%
Purchased services	33,214	16.6%	32,469	17.9%
Diesel fuel	21,671	10.8%	16,410	9.1%
Depreciation and amortization	27,602	13.8%	28,062	15.5%
Net gain on sale of assets	—	—	(190)	*
Other expenses	20,979	10.5%	20,052	11.1%

Total operating expenses	$157,011	78.5%	$153,251	84.6%

Operating income	$43,012	21.5%	$27,816	15.4%

*	Not meaningful.

Operating expenses increased to $157.0 million in the year ended December 31, 2010, from $153.3 million in the year ended December 31, 2009, an increase of $3.7 million, or 2.4%. Excluding the impact of fuel, operating expenses decreased $1.5 million as the cost savings implemented in 2009 had a positive impact on costs incurred. The operating ratio was 78.5% in 2010 compared to 84.6% in 2009. The increase in operating expenses was due to the following:

•

Labor and benefits decreased $3.2 million, or 7.1%, to $42.3 million. As a percentage of operating revenue, labor and benefits decreased 3.9 points. The decrease in labor and benefits was primarily due to an average reduction of headcount of 43 employees which resulted in lower salaries and wages, related taxes and reduction in health insurance as the number of members decreased. Other decreases in 2010 included a reduction in benefits related to lower severance as certain senior management had exercised their contract buyout rights in 2009.

•	Equipment rents remained relatively consistent for the comparable periods.

•	Purchased services increased $0.7 million, or 2.3%, to $33.2 million mainly due to volume increases.

•

Diesel fuel increased $5.3 million, or 32.1%, to $21.7 million. As a percentage of revenue, diesel fuel increased to 10.8% in 2010 from 9.1% in 2009. The increase in diesel fuel was primarily due to an increase in the average price of fuel to $2.41 per gallon for the year ended December 31, 2010 compared to the average price per gallon of $1.85 for the year ended December 31, 2009. The increase in fuel was also due to an increase in volumes for the year ended December 31, 2010, as compared to the year ended December 31, 2009, partially offset by efficiencies gained in usage.

•	Depreciation and amortization remained relatively consistent for the comparable periods.

•	Net gain on sale of assets remained relatively consistent for the comparable periods.

•	Other expenses increased $0.9 million, or 4.7%, to $21.0 million primarily due to increased Hialeah yard rent.

Other Income (Expense)

Interest Expense (net of interest income). Interest expense increased $11.8 million, or 21.7%, to $66.3 million in the year ended December 31, 2010 from $54.4 million in the year ended December 31, 2009. The increase was primarily due to a $14.7 million increase in interest expense in connection with the extension of the Old Facility (9.7% weighted average interest rate for the year ended December 31, 2010 compared to 7.2% for the year ended December 31, 2009), offset by a $2.3 million decrease in amortization related to terminated derivative agreements.

Other Income (Loss). Other income (loss) decreased $2.5 million, due to a $0.4 million loss in the year ended December 31, 2010, from a $2.9 million of loss in the year ended December 31, 2009 primarily related to $2.8 million in third-party fees paid in relation to the amendment of the Old Facility agreement in July 2009.

Liquidity and Capital Resources

The discussion of liquidity and capital resources that follows reflects our consolidated results and includes all of our subsidiaries. We have historically met our liquidity requirements primarily from cash generated from operations and borrowings under our credit agreements which are used to fund capital expenditures and debt service requirements. For the year ended December 31, 2011 and 2010, there was a net cash inflow from operations of $35.5 million and $21.9 million, respectively, primarily related to cash flow generated by operations.

We meet our liquidity requirements primarily from the following sources:

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

•

Secured borrowings and lines of credits, under which $475.0 million was outstanding on the 8 ⅛% Notes, $30.0 million was available for borrowing under the ABL Facility, and $134.8 million for the Senior PIK Toggle Notes as of December 31, 2011. As of December 31, 2011 and 2010, $609.8 million and $601.2 million, respectively, were outstanding and there were no funds drawn on the ABL for both periods.

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

Holdings Corp. is a holding company and, therefore, depends upon the performance of and distributions from our subsidiaries to meet its debt service obligations (including interest payments) under the Senior PIK Toggle Notes.  Legal and contractual restrictions in agreements governing current and future indebtedness, as well as the financial condition and operating requirements of our direct subsidiary, FECR Corp., may limit Holdings Corp.’s ability to obtain cash from FECR Corp. The indenture governing the 8 ⅛% Notes and the ABL Facility contain covenants that restrict FECR Corp.’s ability to pay cash dividends and make other distributions or loans to Holdings Corp. The earnings from, or other available assets of, FECR Corp. may not be sufficient to pay dividends or make distributions or loans to enable Holdings Corp. to make payments in respect of the notes when such payments are due. In addition, even if such earnings were sufficient, we cannot assure you that the agreements governing the current and future indebtedness of FECR Corp. will permit FECR Corp. to provide us with sufficient dividends, distributions or loans to fund interest and principal payments on the notes when due. Holdings Corp. will be forced to accrue interest on a “paid-in-kind” basis, to the extent that distributions from FECR Corp. are not sufficient to fulfill the interest obligations under the notes. Any interest accrued on a “paid-in-kind” basis will increase the overall cost of Holdings Corp.’s borrowings, as well as the cash ultimately required to fully satisfy Holdings Corp.’s obligations, under the Senior PIK Toggle Notes.

We have implemented capital spending programs designed to assure the ability to provide safe, efficient and reliable transportation services. In 2011, we spent $25.7 million of capital of which approximately 53% will be used to sustain the core infrastructure. We funded these capital investments through cash generated from operations.

The remaining capital expenditures were for locomotives, freight cars, technology and high return growth or productivity investments such as the planned intermodal container rail service on our own rail line leading into the port of Miami. This project will enable cargo to be moved directly from the port’s facility to an inland distribution center and alleviate traffic congestion in and around the port. We estimate the total costs to be $50.0 million, of which we will contribute an estimated $10.9 million.  In 2011, we contributed $7.2 million to the port of Miami project.

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

Cash Flow Information for the Years ended December 31, 2011, 2010, and 2009

Operating Activities

Cash generated by operating activities was $35.5 million for the year ended December 31, 2011 compared to cash provided by operating activities of $21.9 million for the year ended December 31, 2010. The increase in cash generated by operating activities of $13.6 million was primarily related to changes in working capital off-set by lower interest costs.

Cash generated by operating activities was $21.9 million and $0.8 million for the years ended December 31, 2010 and 2009, respectively. The increase in cash from operating activities for the year ended December 31, 2010 in comparison to 2009 of $21.1 million was primarily due to an increase in operating income, advance payments received related to contract administration fees subject to recognition over the next three years, an increase in accrued bonuses and accruals for personal injuries, partially off-set by a decrease in accrued property taxes.

Investing Activities

Cash used in investing activities was $11.8 million for the year ended December 31, 2011 compared to cash used in investing activities of $19.6 million for the year ended December 31, 2010. The decrease in cash used by investing activities of $7.8 million was primarily related to the release of the interest reserve account related to the 2011 Refinancing as well as proceeds from the sale of assets off-set by an increase of capital expenditures.

Cash used in investing activities was $19.6 million and $13.1 million for the years ended December 31, 2010 and 2009, respectively. The increase in cash used in investing activities of $6.5 million for the year ended December 31, 2010 in comparison to 2009 was primarily due to the funding of the interest reserve account of $4.0 million, as well as increased capital expenditures of $2.0 million.

Financing Activities

Cash used in financing activities was $2.1 million for the year ended December 31, 2011. The cash used for financing activities was $1.2 million for the year ended December 31, 2010. The increase of $0.9 million was primarily related to the refinancing of the Rail Term Loan of $601.2 million, the payment of related transaction costs of $18.0 million offset by the gross proceeds from the
8 ⅛% Notes of $475.0 million as well as the net proceeds from the Senior PIK Toggles Notes of $127.7 million, and the equity contribution from our parent company, FECR Rail LLC of $16.0 million.

Cash used in financing activities was $1.2 million and $25.7 million for the years ended December 31, 2010 and 2009, respectively. The decrease of cash used in financing activities of $24.5 million for the year ended December 31, 2010 in comparison to 2009, was mainly related to the extension of the Old Facility in July 2009. For that, we incurred costs of $7.5 million related to the refinancing of the Old Facility. We also distributed $20.0 million to FECR Rail LLC and redeemed $4.6 million of our Series A Redeemable Preferred Stock to FECR Rail LLC. Off-setting these cash outlays, we received a $5.0 million contribution from FECR Rail LLC and received $1.6 million of additional proceeds related to the refinancing of the Old Facility.

Long-term Debt

In connection with the Acquisition, FECR Corp., along with FECI, entered into the $1.656 billion Old Facility. The Old Facility consisted of:

•	a $992.8 million Property Term Loan;

•	a $600.0 million Rail Term Loan;

•	a $13.2 million Delayed Draw Property Term Loan; and

•	a $50.0 million Revolving Credit Facility.

As a result of the Rail Separation, the $600.0 million Rail Term Loan was assumed by the FECR Corp. and FECR Rail LLC. The $50 million Revolving Credit Facility remained in place for FECR Corp. and FECI after the Rail Separation. Prior to December 31, 2007, all amounts outstanding under the Revolving Credit Facility were drawn by and were the obligation of FECI. All obligations outstanding under the Old Facility were cross-guaranteed by FECI and FECR Corp.’s respective subsidiaries.

Amendment No. 1

On January 31, 2009, the Old Facility’s initial 18-month term was extended for an additional six months, giving the Old Facility a maturity date of July 26, 2009. In connection with the extension, $1.6 million of financing fees were paid to arrangers of the Old Facility, representing the pro rata portion of the total fee payable upon the extension of the Old Facility.

Amendment No. 2

In July 2009, the Old Facility agreement was amended (the “amended Old Facility”), which provided for an additional 18-month extension of principal from July 26, 2009, with three six-month extensions available contingent upon compliance with the terms of the Old Facility, including principal reductions required to be made prior to the extension date. The initial maturity date relating to the 18-month extension was January 26, 2011. The first, second, and third extension maturity dates were July 26, 2011, January 26, 2012, and July 26, 2012, respectively. The amended Old Facility converted all outstanding balances under the existing credit facility to a term loan and there was no further Revolving Credit Facility available under the amended Old Facility. This amendment was accounted for as a loan modification. In connection with the modification, we incurred $10.3 million of transaction fees (of which $7.5 million were amortized over the 18-month extension period, and $2.8 million of third-party fees were included in other expense in the consolidated statement of operations). The amended Old Facility agreement required a principal payment in January 2010, equal to the lesser of (1) $175.0 million or (2) the aggregate outstanding balance of the loans, together with accrued interest thereon.

Amendment No. 3

The Old Facility was further amended in December 2009, requiring a principal payment of $465.0 million plus accrued interest in December 2009. This payment was made by Fortress and FECI. Due to the prepayment in December 2009, the required January 2010 payment was lowered to $125.0 million. A principal payment of $125.0 million was made by FECI and Fortress in January 2010.

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

The amended Old Facility required FECI and FECR Corp. to comply with, affirmative and negative covenants, the most significant of which were: (1) minimum net worth, as defined, of FECI and FECR Corp. as a combined group of $1.65 billion, (2) limitations on the aggregate amount of capital expenditures incurred from July 26, 2009, until the expiration of the third extension period and (3) the interest reserve account balance to be maintained at $15.0 million for FECI and us combined.

Other

The amended Old Facility bore interest based on an alternative base rate (“ABL”) or LIBOR at the Company’s option. Interest under the ABL method had a base rate for any day, a rate per annum equal to the greater of (a) the base rate in effect on such a day or (b) the federal funds effective rate in effect on such day plus 1/2 of 1.0% subject to a floor of 3.0%, plus an applicable margin of 6.5% per annum through the 18-month extension periods. The margin increased to 8.0%, 9.5% and 11.0% for the first, second, and third extension period, respectively. Interest under the LIBOR method had a base rate of LIBOR, subject to a floor of 3.0%, plus an applicable margin of 7.5% per annum through the 18-month extension periods. The margin increased to 9.0%, 10.5% and 12.0% for the first, second, and third extension period, respectively.

In July 2009, a letter of credit was drawn upon at the amount of $1.6 million, which was included in the outstanding balance of the Rail Term Loan as of December 31, 2010, and 2009, respectively.

The Company’s outstanding balances of the amended Old Facility were $601.2 million and $601.6 million as of December 31, 2010 and 2009, respectively. The weighted-average interest rate on the amended Old Facility was 9.66% and 7.23 % for the years ended December 31, 2010, and 2009, respectively. The aggregate outstanding balance on the amended Old Facility, which included the Company’s outstanding balance of $601.2 million, was $799.1 million as of December 31, 2010.

All outstanding amounts under the amended Old Facility were repaid in January 2011 (as described in “Refinancing” below).

Refinancing

8 1/8% Notes and ABL Facility

On January 25, 2011, FECR Corp. sold $475.0 million aggregate principal amount of the 8 1/8% Notes for gross proceeds of $475.0 million in a private offering.

In connection with the issuance of the 8 1/8% Notes, on January 25, 2011, FECR Corp. also entered into the ABL Facility. The ABL Facility matures on January 25, 2015 and bears interest at FECR Corp.’s option of: (a) a base rate determined in the greater of (1) the prime rate of the administrative agent, (2) federal funds effective rate plus 1/2 of 1%, or (b) a LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits in London interbank market for the interest period relevant to such borrowing. The applicable margin with respect to (a) base rate borrowings will be 2.25%, and (b) LIBOR borrowings will be 3.25%. Obligations under the ABL Facility are secured by a first-priority lien on the ABL Collateral. As of December 31, 2011, FECR Corp. had no outstanding balance and approximately $30.0 million of undrawn availability under the ABL Facility, taking into account borrowing base limitations.

The 8 1/8% Notes are secured by first-priority liens on substantially all of our tangible and intangible assets and FECR Corp.’s subsidiary guarantors’ (other than the ABL Collateral securing the ABL Facility) and a second-priority lien on ABL Collateral. The subsidiary guarantors of the 8 1/8% Notes are primarily existing and future wholly owned domestic restricted subsidiaries of FECR Corp.

FECR Corp. may redeem up to 10% of the aggregate principal amount of the 8 1/8% Notes issued during any 12-month period commencing on the issue date and ending on the third anniversary thereof at a price equal to 103% of the principal amount thereof plus accrued and unpaid interest, if any. FECR Corp. may also redeem some or all of the 8 1/8% Notes at any time before February 1, 2014 at a price equal to 100% of the aggregate principal amount thereof plus a make-whole premium. In addition, prior to February 1, 2014, FECR Corp. may redeem up to 35% of the 8 1/8% Notes at a redemption price of 108.125% of the aggregate principal amount thereof with the proceeds from an equity offering. Subsequent to February 1, 2014, FECR Corp. may redeem the 8 1/8% Notes at 104.063% of their principal amount. The premium then reduces to 102.031% commencing on February 1, 2015 and then 100% on February 1, 2016 and thereafter.

Sale and Issuance of Series B Perpetual Preferred Stock

On January 25, 2011, we completed the sale and issuance of our Series B Perpetual Preferred Stock, par value $0.01 per share (“Series B Perpetual Preferred Stock”) for an aggregate consideration of $125.0 million to an affiliate of FECI commonly owned by affiliates of Fortress.  The Series B Perpetual Preferred Stock carried interest cumulatively at the amount of 20% per annum.

Shareholder Contribution of FECR Rail LLC

In January and February 2011, FECR Rail LLC contributed $16.0 million to us.

The proceeds of the sale of the Series B Perpetual Preferred Stock and $15.0 million of the FECR Rail LLC contribution to us were further contributed to FECR Corp. This contribution of $140.0 million, together with the proceeds of the issuance of the 8 1/8% Notes, were used to repay the remaining amount outstanding of approximately $601.2 million under the Old Facility owed by FECR Corp., to pay certain fees and expenses incurred in connection with the offering of the 8 1/8% Notes and for general corporate purposes. FECI entered into a separate financing transaction whereby it paid down its outstanding balance of approximately $197.9 million under the Old Facility. As a result, the Old Facility is no longer outstanding and none of its obligations are further jointly and severally cross-guaranteed by the subsidiaries of FECI and FECR Corp. None of FECR Corp.’s subsidiaries continue to guarantee the outstanding obligations of FECI.

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

Holdings Corp. could be subject to certain interest deduction limitations if the Senior PIK Toggle Notes were treated as “applicable high yield discount obligations” within the meaning of Section 163(i)(1) of the Internal Revenue Code, as amended. In order to avoid such treatment, we would be required to redeem for cash a portion of each Senior PIK Toggle Note then outstanding at the end of the accrual period ending August 1, 2016. The portion of a Senior PIK Toggle Note required to be redeemed is an amount equal to the excess of the accrued original issue discount as of the end of such accrual period, less the amount of interest paid in cash on or before such date, less the first-year yield (the issue price of the debt instrument multiplied by its yield to maturity). The redemption price for the portion of each Senior PIK Toggle Note so redeemed would be 100% of the principal amount of such portion plus any accrued interest on the date of redemption.

The net proceeds of the issuance of the Senior PIK Toggle Notes were used to redeem the Series B Perpetual Preferred Stock for the carrying value of $125.0 million and accrued interest of $1.1 million. As a result, none of the Series B Perpetual Preferred Stock are outstanding.

Covenants

The indentures governing the Senior PIK Toggle Notes, the 8 1/8% Notes and our ABL Facility contain certain covenants that limitations and restrictions on us and our restricted subsidiaries’ ability to, among other things, incur additional indebtedness; issue preferred and disqualified stock; purchase or redeem capital stock; make certain investments; pay dividends or make other payments on loans or transfer property; sell assets; enter into certain types of transactions with affiliates involving consideration in excess of $5.0 million; create liens on certain assets; and sell all, or substantially all, of our assets or merge with or into another company.  In addition, if availability under the ABL Facility is below $7.5 million during any future period, FECR Corp. will be subject to a minimum fixed charge coverage ratio (as defined in the ABL Facility) of 1.1 to 1.0.  As of December 31, 2011, the Company was in compliance with all debt covenants.

Contractual Obligations

The following table represents the minimum future payments on our long-term debt and our existing lease obligations as of December 31, 2011 (in thousands).

	Total	2012-2013	2014-2015	2016	After 2016
Long-term debt (1)	$627,741	$—	$—	$—	$627,741
Interest payments on long-term debt(2)	273,158	80,611	109,263	54,632	28,652
Operating lease obligations	21,472	7,995	6,544	2,844	4,089
Hialeah operating lease obligations(3)	20,494	9,994	10,500	—	—
Total contractual obligations(4)	$942,865	$98,600	$126,307	$57,476	$660,482

(1)

The long-term debt balance includes PIK interest payment that we have elected to PIK on February 1, 2012 of approximately $7.7 million and on August 1, 2012 of approximately $8.1 million, as well as the unamortized original issue discount of $2.1 million.

(2)

The semi-annual interest payment of the 8 1/8% Senior Secured Notes has been paid through January 31, 2012.  The remaining interest payments are due on February 1 and August 1 of each year, through and including February 1, 2017.

The first and second semi-annual interest payments on the Senior PIK Toggle Notes were paid in kind on August 1, 2011 and February 1, 2012, respectively.  In addition, the Company has elected to pay in kind the interest payment due on August 1, 2012.  The remaining interest payments are due on February 1 and August 1 of each year, through and including August 1, 2017.  Thereafter and up to February 1, 2016, we may elect to pay interest on the Senior PIK Toggle Notes (1) entirely in cash, at a rate of 10.5%, (2) entirely by increasing the principal amount of the note or by issuing new notes for the entire amount of the interest payment, at a rate per annum equal to the cash interest rate of 10.5% plus 75 basis points (in each case, PIK interest), or (3) 50% as cash interest and 50% as PIK interest.  After February 1, 2016, interest will be payable entirely in cash.  If we were to elect to pay all remaining interest payments in cash, with the exception of the first, second and third payments on August 1, 2011, February 1, 2012, and August 1, 2012, respectively, the interest would be as reflected in the table above.  Our ability to pay the Senior PIK Toggle Notes interest payments will be governed by net cash flows provided by operating activities each applicable year.

(3)

The cancellable rail yard lease agreement is included in the operating lease obligations in the table above. Under the lease agreement, we were required to vacate 20% of the land effective April 1, 2010. We entered into two amendments extending the date to vacate to July 1, 2011. The first amendment extended the date to vacate to July 1, 2010 at an additional lease cost of $0.1 million. The second amendment extended the date to vacate to July 1, 2011 at an additional cost of $1.9 million, of which $1.4 million was prepaid for the period October 1, 2010 through June 30, 2011.

The rail yard lease agreement was amended and restated on January 24, 2011. Under the restated agreement, base rent commenced on January 1, 2011 at $4.5 million per annum with a 2.5% escalation clause per year for 25 years and will automatically renew for additional five year periods. Under the amended agreement, we may terminate the agreement after five years (as reflected in the table above) upon a two year notice to terminate, and we have the option to purchase the property at fair market value upon written notice of such intent and the payment of a non-refundable 3% deposit.

(4)	There were no material purchase obligations outstanding as of December 31, 2011.

Critical Accounting Policies

Our Consolidated Financial Statements have been prepared in conformity with U.S. GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. We base our estimates on historical experiences and assumptions believed to be reasonable under the circumstances and re-evaluate them on an ongoing basis. Those estimates form the basis for our judgments that affect the amounts reported in the Consolidated Financial Statements. Actual results could differ from our estimates under different assumptions or conditions. Our significant accounting policies, which may be affected by our estimates and assumptions, are more fully described in Note 2 “Summary of Significant Accounting Policies” in our audited Consolidated Financial Statements.

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

Property, plant and equipment comprised 89.8% of our total assets as of December 31, 2011. These assets are stated at cost, less accumulated depreciation. We utilize the group-life method to classify, depreciate and retire the majority of our assets. Under the group-life method, assets with similar characteristics and intended use are assigned an asset class with a specific life. Assets are either recorded individually (locomotives, freight cars, vehicles, etc.) or as a “mass” asset (rail, ties, ballast, etc.) at the time of capitalization. All depreciable assets use the straight line method for depreciation based on an average life of the asset class.

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

Our policy is to perform life studies approximately every eight years. Estimated service lives of depreciable railroad property may vary over time due to changes in physical use, technology, asset strategies, and other factors that will have an impact on the retirement profiles of our assets. Historically, depreciation expense has not materially changed based on the results of our life studies. If recent changes in the mix of our traffic from heavier cargo (stone, gravel and aggregates) to lighter cargo (intermodal containers) are sustained, future life studies may result in an increase in the life of our track assets. Changes in asset lives due to the results of the life studies are applied on a prospective basis and could significantly impact future periods’ depreciation expense, and thus, the results of operations.

Under normal retirements or sale of assets, no gain or loss is recorded. The net asset value (cost less accumulated depreciation minus any proceeds) for a retirement or sale of asset is charged back to accumulated depreciation, and the net asset value is amortized over the remaining life of its assigned asset class. Expenditures that increase asset value or extend the useful life are capitalized. Repair and maintenance expenditures (track inspections, locomotive running repairs, repair of broken rail, rail grinding, etc.) are charged to expense when the work is preformed. For the year ended December 31, 2011, repairs and maintenance expenditures charged to operating expenses represented approximately 26.8% of our total spend (including capitalized expenditures) for track and related assets. We review the carrying value of our property for impairment whenever an event or changes in circumstances indicate the carrying value of an asset or asset grouping may not be recoverable from the undiscounted cash flows expected to be generated over its remaining useful life.

For a complete description of our accounting policies, see Note 2 “Summary of Significant Accounting Policies” to our audited Consolidated Financial Statements included elsewhere in this Form 10-K.

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

In June 2011, the FASB issued Accounting Standards Update 2011-05, Comprehensive Income (Topic 220), Presentation of Comprehensive Income (“ASU 2011-05”).  ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity and instead requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements.  Subsequently in December 2011, the FASB issued Accounting Standards Update No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation and Reclassifications of Items Out of Accumulated Other Comprehensive Income (“ASU 2011-12”), which indefinitely defers the requirement in ASU No. 2011-05 to present on the face of the financial statements reclassification adjustments for items that are reclassified from OCI to net income in the statement(s) where the components of net income and the components of OCI are presented. The amendments in these standards do not change the items that must be reported in OCI, when an item of OCI must be reclassified to net income, or change the option for an entity to present components of OCI gross or net of the effect of income taxes. The amendments in ASU No. 2011-05 and ASU No. 2011-12 are effective for interim and annual periods beginning after December 15, 2011 and are to be applied retrospectively. The adoption of the provisions of ASU No. 2011-05 and ASU No. 2011-12 will not have a material impact on the Company’s consolidated financial position or results of operations.

Off Balance Sheet Arrangements

We currently have no off balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks from changing interest rates and diesel fuel prices. Changes in these factors could cause fluctuations in earnings and cash flows.

Interest Rates. Our 8 ⅛% Notes issued on January 25, 2011 are fixed rate instruments, and therefore, would not be impacted by changes in interest rates. Our potential interest rate risk results from our ABL Facility as an increase in interest rates would result in lower earnings and increased cash outflows. We do not have any outstanding balances under the ABL Facility, but if we were to draw upon it, we would be subject to changes in interest rates.

Diesel Fuel. We are exposed to fluctuations in diesel fuel prices. Fuel costs represented 13.5% of total operating revenues during the year ended December 31, 2011. We participate in fuel surcharge programs which provide additional revenue to help offset the increase in fuel expenses. We utilize the Department of Energy’s Retail Diesel Fuel Price index to calculate the fuel surcharges that are charged to our customers. The fuel surcharges fluctuate with the price of diesel fuel with a lag of less than one month. Therefore, we believe that we have reduced the risk of fluctuating diesel fuel prices to a low level. We are continuing to optimize our fuel surcharge programs to reduce our risk to the lowest level possible.

Customer Concentration Risk . Although our operations served approximately 500 customers in 2011, freight revenue from our 10 largest customers accounted for approximately 48% of our total freight revenues for the year ended December 31, 2011 with our largest customer accounting for approximately 10.9% of our total freight revenue. In addition, we have three primary aggregate customers with operations in south Florida whose freight revenues represented approximately 11.1% of our total freight revenues for the year ended December 31, 2011. Our revenues are affected by the demand for aggregate material, primarily in Florida, and the ability of these customers to supply this natural raw material efficiently and effectively. Substantial reduction in business with or loss of an important customer could have a material adverse effect on our business and financial results.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements of Florida East Coast Holdings Corp., the accompanying notes thereto and the report of the independent registered certified public accounting firm are included as part of this Annual Report on Form 10-K and immediately follow the signature page of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of the our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the year ended December 31, 2011.  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s fiscal year to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name, age and position of our directors and executive officers, as of December 31, 2011.

Name	Age	Position
Wesley R. Edens	50	Chairman of the Board of Directors
Joseph Adams, Jr.	54	Director
Randal A. Nardone	56	Director
James R. Hertwig	60	President and Chief Executive Officer
John Brenholt	49	Executive Vice President and Chief Financial Officer
Husein Cumber	36	Executive Vice President for Corporate Development
Joel Haka	53	Executive Vice President and Chief Operating Officer
Kim Cooper	49	Vice President and Corporate Controller
Robert Ledoux	53	Vice President and General Counsel and Corporate Secretary

Wesley R. Edens, has served on the Board of Florida East Coast Railway Corp. since 2008 and serves as the Chairman. Mr. Edens is founding principal and Co-Chairman of the board of directors of Fortress and has been a principal and the Chairman of the Management Committee of Fortress since co-founding the same in May 1998. Previously, Mr. Edens served as Chief Executive Officer of Fortress from inception to August 2009. Mr. Edens has primary investment oversight of Fortress private equity and publicly traded alternative businesses. Mr. Edens is Chairman of the board of directors of each of the following companies: Aircastle Limited, Brookdale Senior Living Inc., Eurocastle Investment Limited, GateHouse Media, Inc., Mapeley Limited, and Newcastle Investment Corp. and a director of GAGFAH S.A. and Penn National Gaming Inc. Mr. Edens was Chief Executive Officer of Global Signal Inc. from February 2004 to April 2006 and Chairman of the board of directors from October 2002 to January 2007. Mr. Edens serves in various capacities in the following two registered investment companies: Chairman, Chief Executive Officer and Trustee of Fortress Registered Investment Trust and Fortress Investment Trust II. Mr. Edens previously served on the boards of the following publicly traded company and registered investment companies: Crown Castle Investment Corp. (merged with Global Signal Inc.) from January 2007 to July 2007; Fortress Brookdale Investment Fund LLC, from August 13, 2000 (deregistered with the SEC in March 2009); Fortress Pinnacle Investment Fund, from July 24, 2002 (deregistered with the SEC in March 2008); and RIC Coinvestment Fund LP, from May 10, 2006 (deregistered with the SEC in June 2009). Prior to forming Fortress, Mr. Edens was a partner and managing director of BlackRock Financial Management Inc., where he headed BlackRock Asset Investors, a private equity fund. In addition, Mr. Edens was formerly a partner and managing director of Lehman Brothers. Mr. Edens received a B.S. in Finance from Oregon State University.

Mr. Edens brings strong leadership, extensive business and managerial experience, and a tremendous knowledge of our Company and the transportation-related industry, to the Board. In addition, Mr. Edens brings his broad strategic vision to our Company and the Board. Further, his experience on the boards of other public companies, including serving as chairman of the board, provides our Board with insights into how boards at other companies address issues similar to those faced by the Company.

Joseph P. Adams, Jr., has served on the Board of Florida East Coast Railway Corp. since 2008. Mr. Adams is Managing Director at Fortress, within the Private Equity Group. He serves as Deputy Chairman of Aircastle Limited and has been a member of its board since August 2, 2006. Previously, Mr. Adams was a partner at Brera Capital Partners and at Donaldson, Lufkin & Jenrette where he was in the transportation industry group. In 2002, Mr. Adams served as the first Executive Director of the Air Transportation Stabilization Board. Mr. Adams received a BS in Engineering from the University of Cincinnati and an MBA from the Harvard Business School.

Mr. Adam’s experience, including his role serving as Deputy Chairman on a number of boards for portfolio companies of Fortress, provides the Board with insights into how boards at other companies address issues similar to those faced by the Company. In addition, his experience as a private equity investor and investment and merchant banker provides the Board with valuable insights on financial, strategic planning and investor relations matters, particularly as it relates to transportation-related industries.

Randal A. Nardone, has served on the Board of Florida East Coast Railway Corp. since 2008. Mr. Nardone is a director of Alea Group Holdings (Bermuda) Ltd., GAGFAH S.A. and Eurocastle Investment Limited. Mr. Nardone was previously a managing director of UBS from May 1997 to May 1998. Prior to joining UBS in 1997, Mr. Nardone was a principal of BlackRock Financial Management, Inc. Prior to joining BlackRock, Mr. Nardone was a partner and a member of the executive committee at the law firm of Thacher Proffitt & Wood. Mr. Nardone received a B.A. in English and Biology from the University of Connecticut and a J.D. from Boston University School of Law.

As a result of his past experiences, Mr. Nardone has extensive credit, private equity finance and management expertise, extensive experience as an officer and director of public companies and a deep familiarity with our Company, all of which provide him the qualifications and skills to serve as a director.

James Hertwig, has served as President and Chief Executive Officer of Florida East Coast Railway Corp. since July 2010. Mr. Hertwig brings his 40 years of freight transportation experience to this position. Prior to joining Florida East Coast Railway Corp., Mr. Hertwig served as President of CSX Intermodal, Inc., a leading supplier of rail-based freight transportation in North America based in Jacksonville, Florida. Prior to joining CSX Intermodal, Inc., Mr. Hertwig spent nearly 9 years as President of Landstar Logistics, a transportation services company, and one of the largest truckload carriers in North America. During 1994 and 1995, Mr. Hertwig served as President and CEO of Carolina Freight Carriers Corporation and also as Chairman and CEO of Red Arrow Freight Lines, two large regional LTL carriers. Prior to 1994, Mr. Hertwig spent 8 years as President and CEO of Con-Way Intermodal, a multimodal truckload service provider and international non vessel operating common carrier (NVOCC). Mr. Hertwig also spent 13 years holding key management positions at CF Motor Freight, a nationwide LTL carrier. Mr. Hertwig began his carrier in the transportation industry in 1971 as a dock foreman with Associated Transport in Erie, Pennsylvania. Mr. Hertwig has served on the Board of Directors for the Florida Trucking Association and the Executive Committee of the Transportation Research Board. Mr. Hertwig also serves on the Board of Directors of the Intermodal Transportation Institute at the University of Denver and is beginning his third term on the Board of Directors for the Intermodal Association of North America.

John Brenholt, has served as Executive Vice President and Chief Financial Officer of Florida East Coast Railway Corp. since November 2010 and has over 20 years experience in the distribution and transportation industries. Prior to joining the Company, from 2007 to 2010, Mr. Brenholt was the Executive Vice President and Chief Financial Officer for Schneider National, Inc., a provider of truckload, logistics and intermodal services headquartered in Green Bay, Wisconsin. Mr. Brenholt also served as Senior Vice President and Chief Financial Officer for Vistar Corporation and Corporate Express, Inc. Mr. Brenholt has also held finance positions of progressively greater responsibility at Terex Corporation and Deloitte & Touche. Mr. Brenholt received his B.B.A from the University of Wisconsin—Milwaukee in 1986.

Husein Cumber, has served as Executive Vice President for Corporate Development of Florida East Coast Railway Corp. since January 2011. Prior to joining the Company, Mr. Cumber served as President of H.A. Cumber & Company, a transportation consulting firm that specialized in rail, transit and highway projects that provides business development and government relations support to various clients throughout the United States, including the Company and RailAmerica. From 2007 to 2009, Mr. Cumber served as the Deputy Chief of Staff at the U.S. Department of Transportation (“USDOT”), where he assisted in the daily operations of the federal agency. Previously, from 2005 to 2007, Mr. Cumber served as the Assistant to the Secretary for Policy at the USDOT and in that role had responsibility for highway, rail (including Amtrak), transit, motor carrier, pipeline, and domestic security issues. Mr. Cumber was nominated by President George W. Bush on May 20, 2008, to be a member of the Surface Transportation Board. His nomination was terminated after the November 2008 election. Prior to his appointment at USDOT, from 2002 to 2005, Mr. Cumber led the public affairs efforts for Florida East Coast Industries, Inc. (the former holding company of the Company), where he secured funding for several major public-private partnership projects that increased capacity within the Company’s rail corridor. Mr. Cumber received his B.A. in U.S. National Security from Duke University in 1997.

Joel Haka, has served as Executive Vice President and Chief Operating Officer of Florida East Coast Railway Corp. since February 2011. Prior to joining the Company, from 2005 to 2011, Mr. Haka was Senior Vice President and Chief Operating Officer for CMA CGM (America) LLC, a large container shipping company based in Norfolk, Virginia. Mr. Haka was responsible for CMA CGM’s North American marine, terminal and inland operations, and has a 30-year track record in the maritime operations and transportation industry. Prior to joining CMA CGM, Mr. Haka was Senior Vice President of Corporate Operations for P&O Nedlloyd, an ocean-going container shipping company where his responsibilities included terminal operations, intermodal, and truck operations. Mr. Haka has worked ashore since 1988 in varying operating capacities in Guam, Long Beach, Chicago, Dallas, New Jersey, and Norfolk for companies such as, Sea-Land Service, CSX Intermodal, Maersk Sealand, and Maersk Logistics. Mr. Haka graduated in 1980 from the United States Merchant Marine Academy at Kings Point, New York, after which he spent 8 years at sea as a merchant officer. Mr. Haka also holds a Master’s license for United States merchant vessels and is a retired Commander in the U.S. Naval Reserve.

Kim Cooper, has served as Vice President and Corporate Controller of Florida East Coast Railway Corp since 2010. Ms. Cooper joined the Company in January 2005, with over 26 years of experience in corporate finance and public accounting. Ms. Cooper’s experience includes working at Convergys Corporation as a Financial Director, Johnson & Johnson also as a Finance Director in a variety of positions, and IBAX Healthcare Systems as an Accounting Manager. Ms. Cooper began her career in public accounting with Touche Ross & Co. (before its merger with Deloitte & Touche), where she served on the audit staff and also achieved manager level. Ms. Cooper received her B.S.B.A. from Grand Valley State in 1984 and her MBA from the University of Central Florida in 1989.

Robert Ledoux, has served as Vice President, General Counsel and Corporate Secretary of Florida East Coast Railway Corp. since July 2011.  Mr. Ledoux has more than 25 years of legal and management experience in corporate law and business and transportation transactions.

Prior to joining the Company, Mr. Ledoux worked at CSX Transportation, Inc. for 9 years in various legal positions, including Assistant General Counsel for public project initiatives, engineering, passenger services, and Intermodal.  Mr. Ledoux graduated with a BS degree in Business Administration from the University of New Hampshire, a JD degree from George Mason University, and an MBA from Virginia Tech. Mr. Ledoux is affiliated with the Virginia State Bar, the Maryland State Bar, the Florida State Bar and the American Corporate Counsel Association.

Board of Directors

Our bylaws provide that our board shall consist of not less than one and not more than fifteen directors as the board of directors may from time to time determine. Our board of directors consists of three directors. Directors are elected by a plurality of the votes cast at the annual meetings of stockholders.

Our bylaws do not provide for cumulative voting in the election of directors, which means that the holders of a majority of the issued and outstanding common shares can elect all of the directors standing for election, and the holders of the remaining shares will not be able to elect any directors.

Committees of the Board of Directors

The Board of Directors may designate one or more committees, each committee to consist of one or more of the directors of the Company. Presently no such committees have been established.

Compensation of Directors

Our directors receive no payment in their capacity as such, though they are eligible for reimbursement of any expenses incurred as a director (including costs of attendance at board of directors meetings).

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Set out below is a discussion and analysis of the 2011 compensation program for our Chief Executive Officer (the “CEO”), our Chief Financial Officer, and the three other most highly compensated executive officers who were serving as such at December 31, 2011 (and with respect to whom we are required to provide compensation disclosure under SEC rules). This discussion and analysis should be read together with the Summary Compensation Table below and the additional narrative and tables that follow and support it.

Compensation Objectives and Philosophy

Our primary compensation goals for our named executive officers are to attract, motivate and retain the most talented and dedicated executives and to align annual and long-term incentives for those executives with enhancing shareholder value. To achieve these goals, our compensation program:

•                  Delivers a mix of fixed and at-risk compensation through a combination of base salary, an annual bonus opportunity and restricted stock unit grants; and

•                  Balances short-term and long-term goals by delivering a substantial portion of total compensation through restricted stock unit grants, the value of which is directly related to our performance.

Our board of directors evaluates our performance, including achievement of key investment and capital raising goals, and the individual performance of each named executive officer with a goal of setting overall compensation at levels that it believes are appropriate. The board of directors does not engage in “benchmarking” or compare the compensation of our named executive officers to a peer group of companies. Nor have we or our board of directors retained a compensation consultant to review our policies and procedures with respect to executive compensation, although the board of directors may elect in the future to retain a compensation consultant if it determines that doing so would assist it in implementing and maintaining our compensation programs.

Employment and Consulting Agreements

Each of our presently employed named executive officers (Messrs. Hertwig, Brenholt, Cumber and Haka and Ms. Cooper) is party to an employment agreement with us (and/or Florida East Coast Railway, L.L.C.) that governs the terms and conditions of their employment. Messrs. Brenholt, Cumber and Haka are Executive Vice Presidents.

The agreements with Messrs. Hertwig, Brenholt, Cumber and Haka became effective July 1, 2010, November 8, 2010, January 1, 2011 and February 21, 2011, respectively.  Messrs. Hertwig and Brenholt have an initial two-year term that automatically renews for successive one-year terms absent 60 days notice.  Mr. Cumber’s agreement has an initial one-year term that automatically renews for successive one-year terms absent 60 days notice.  Mr. Haka’s initial term was from his effective date until December 31, 2011 and renews for successive one —year terms absent 60 days notice.  The initial agreements provide for:

•                  An annual base salary $400,000 for Mr. Hertwig and $350,000 for the Executive Vice Presidents that may be increased (but not decreased) in the discretion of Mr. Hertwig (or, in the case of the agreement with Mr. Hertwig, in the discretion of our board of directors);

•                  An annual bonus opportunity of 50% of base salary (with a maximum of 150% of base salary for Mr. Hertwig and 100% for the Executive Vice Presidents) payable based on our strategic and financial performance as a whole, as well as the contribution of the executive to that performance, as determined in our sole discretion, with up to 50% of any realized bonus payable in our discretion in the form of restricted stock units vesting in three equal installments over a period of three years following grant (provided that, for 2011, Mr. Cumber also received a sign-on bonus of $250,000);

•                  An initial grant of restricted stock units with a value of $1,000,000 and $750,000 for Messrs. Hertwig and Brenholt , respectively, and $500,000 each for Messrs. Cumber and Haka, vesting in three annual installments commencing January 1, 2012 and;

•                  Additional annual restricted stock unit grants for three years commencing in 2011 may be awarded (each with a value of $500,000 and $350,000 for Messrs. Hertwig and Brenholt and $300,000 for Messrs. Cumber and Haka, respectively) with vesting dependent upon attainment of specified EBITDA goals for the year of grant.

The employment agreements with the named above also include certain restrictive covenants (including a one-year nonsolicitation obligation and nondisparagement and confidentiality obligations).

The agreement with Ms. Cooper became effective on January 6, 2011 and is for an indefinite term of at-will employment without severance entitlement and provides for:

•                  An annual base salary of $160,000 (which reflects an increase from the $130,200 salary effective before entry into the agreement in view of Ms. Cooper’s increased responsibilities with the Company including, in connection with our becoming subject to public reporting requirements of the SEC);

•                  An annual bonus opportunity beginning in 2011 of 35% of base salary as determined in our sole discretion, payable in cash or in a mix of cash and restricted stock units vesting in three equal installments over a period of three years following grant; and

•                  Annual restricted stock unit grants for three years commencing in 2011 may be awarded (each with a value of $100,000) with vesting dependent upon attainment of specified EBITDA goals for the year of grant.

The severance provisions of the various employment agreements are described under “Severance/Change in Control Benefits” below.

Role of Executives in Establishing Compensation

Our named executive officers are not in any way directly responsible for determining our CEO’s compensation, although they may provide information to the board of directors that will be relevant to its evaluation of our CEO’s compensation (for instance, in terms of our performance). By contrast, the CEO plays a more active role in determining the compensation of the other named executive officers, who are his subordinates. He regularly advises the board of directors of his own evaluation of their job performance and, from time to time, offers for consideration by the board of directors his own recommendations for their compensation levels. The board of directors will have the discretion to consider these recommendations in making compensation determinations. As noted above, the CEO has the authority (in consultation with the board of directors) under the Executive Vice President employment agreements to increase (but not decrease) their compensation.

Elements of Compensation

Our compensation program for our employees relies principally on base salary, an annual bonus and restricted stock unit grants. Base salaries are intended to complement the at-risk components of our compensation program (annual bonus and restricted stock unit grants) by assuring that the executives will receive an appropriate minimum level of compensation. Other benefits—such as a 401(k) plan and welfare benefits—are provided on a basis that are no more favorable to the executives than other salaried employees. We do not view perquisites as a significant element of our compensation program. Nor do we provide any retirement or deferred compensation programs to our named executive officers, or any of our employees, other than participation in our 401(k) plan, which is available to all eligible employees.  We do provide our Executive Officers the opportunity for an Executive Physical with the provider of their choice.  The Company absorbs eighty percent of the cost of these services.

Determinations regarding any one element of compensation will affect determinations regarding each other element of compensation because our goal is to set overall compensation for our named executive officers at an appropriate level. In this regard, the board of directors takes into account the extent to which different compensation elements are at risk. Accordingly, for example, the amount of salary paid to a named executive officer is considered in determining the amount of any bonus award, though we do not expect the relationship among the elements to be formulaic because of the need to balance the likelihood that the at-risk components of the compensation will actually be paid at any particular level.

As described above, the compensation levels of the named executive officers are largely determined by the terms of their respective employment agreements (or consulting agreements, as the case may be). Those terms were established for each executive based upon the scope of his or her respective responsibilities, the competition for qualified executives and, as applicable, compensation levels at recent prior employment. In 2010, Mr. Hertwig’s annual base salary increased from $300,000 to reflect his additional responsibilities relative to our other executive officers; such increase was determined to be equitable under the circumstances by the board of directors.

The Company generally awards discretionary annual bonuses to our named executive officers. The annual incentive bonuses are intended to compensate our named executive officers for our overall financial performance and for achieving important milestones as well as for individual performance. Bonus levels will vary depending on the individual executive and generally will include such factors as our overall financial performance, quality and amount of new investments, improving our operations and progress on strategic operations. Short-term cash incentives are designed to advance the interests of the Company by providing incentives in the form of periodic bonus awards to certain key employees who contribute significantly to the strategic and long-term performance objectives and growth of the Company. For 2011, Mr. Hertwig’s bonus of $225,000 (representing 56% of his annual base salary) was based upon a determination by our board of directors that Mr. Hertwig played a key role in the overall management and performance of the Company. The 2011 bonus for Messrs. Brenholt, Cumber and Haka of $204,750, $227,500 and $182,000, respectively was based upon the determination by our board of directors and input from Mr. Hertwig.  Ms. Cooper’s annual bonus for 2011 of $56,000 (approximately 35% of her annual base salary) was based on a determination by Mr. Hertwig and Mr. Brenholt that Ms. Cooper performed outstandingly in 2011.

Severance/Change in Control Benefits

The employment agreements for Messrs. Hertwig, Brenholt, Cumber, and Haka provide that, subject to the execution of a release of claims, upon termination of the respective officer’s employment by us without “cause” or by the officer for “good reason” (each as defined in the applicable employment agreement), (i) the officer is entitled to receive severance payments equal to one year of the executive’s then-current base salary, paid in equal installments over the one-year period following the executive’s termination, (ii) if the termination does not occur within one year following a change in control of the Company, the restricted stock units scheduled to vest on the next regular vesting date will vest, and (iii) if the termination occurs within twelve months following a change of control, all restricted stock units will vest in full. However, in no event will such severance payments or accelerated vesting be provided to the extent it would cause us to be unable to claim a federal income tax deduction by reason of the “golden parachute” limitations set forth in Section 280G of the Code.

The restricted stock unit agreements for Ms. Cooper provide that, subject to the execution of a release of claims, upon termination of Ms. Cooper’s employment by us without “cause” or by her for “good reason” (each as defined in the applicable award agreement), (i) the restricted stock units scheduled to vest on the next regular vesting date will vest if the termination does not occur within one year following a change in control of the Company and (ii) all restricted stock units will vest in full if the termination occurs within twelve months following a change of control. Ms. Cooper is not otherwise entitled to severance payments.

Tax/Accounting Considerations

We generally develop our compensation programs such that our compensation is fully deductible for federal income tax purposes. However, in certain situations, we may approve compensation that will not meet these requirements in order to ensure competitive levels of total compensation for our executive officers. Likewise, we are aware of the financial accounting treatment of our compensation programs and decisions, but accounting considerations do not determine the amount or types of compensation we pay or the timing of its payment.

2011 Compensation of our Named Executive Officers

Set forth below is information concerning the cash and non-cash compensation earned by, awarded to or paid to our named executive officers for 2011.

Summary Compensation Table for 2011

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock/Unit Awards ($) (5)	All Other Compensation ($) (6)	Total ($)
James Hertwig(1)	2011	400,000	225,000	—	5,025	630,025
Chief Executive Officer and President

John Brenholt(2)(6)	2011	350,000	207,750	—	14,947	569,697
Executive Vice President and Chief Financial Officer

Husein Cumber (3)(5)(6)(7)	2011	350,000	477,500	615,648	47,637	1,490,785
Executive Vice President - Corporate Development

Joel Haka(4)(5)(6)	2011	299,744	182,000	615,648	28,770	1,126,162
Executive Vice President — Operations

Kim Cooper	2011	160,000	56,000	—	4,342	220,342
Vice President and Corporate Controller

Notes:

(1)               Mr. Hertwig commenced employment with the Company on July 1, 2010.

(2)               Mr. Brenholt commenced employment with the Company on November 8, 2010.

(3)               Mr. Cumber commenced employment with the Company on January 1, 2011.

(4)               Mr. Haka commenced employment with the Company on February 21, 2011.

(5)               Amounts in this column reflect the aggregate grant date fair value of restricted stock units granted to our named executive officers during 2011 computed in accordance with applicable accounting guidance. For a discussion of the assumptions made in the valuation of the restricted stock unit awards reported in this column, see Note 10 to the Consolidated Financial Statements.

(6)               For Mr. Brenholt, Cumber and Haka amounts include relocation expenses. For all, amounts are attributable to the Company’s match of their 2011 401(k) contribution.

(7)               Mr. Cumber’s bonus includes a $250,000 sign-on bonus.

2011 Grants of Plan Based Awards

Name	Grant Date	All other Stock Awards: Number of Shares of Stock or Units (#) (1)		Grant Date Fair Market Value of Stock and Option Awards ($)
Mr. Cumber	January 1, 2011	620	(2)	615,648
Mr. Haka	February 21, 2011	620	(2)	615,648

Notes:

(1)               Pursuant to the applicable Restricted Stock Unit Award Agreement, as amended, upon vesting, the holder is entitled to a number of shares of “Holdings Corp.”, with a fair market value at the time of settlement equal to the value of a like number of FECR Rail Holding, LLC interests (or, if the Florida East Coast Holdings Corp. is prohibited at the relevant time from issuing equity securities to the holder, one FECR Rail Holding, LLC interest for each restricted stock unit). Dividend equivalents are payable on unvested restricted stock units in an amount equal to the dividend on a like number of FECR Rail Holding, LLC interests.

(2)               These shares vest 33% on January 1, 2012, 33% on January 1, 2013 and 34% on January 1, 2014.

Outstanding Equity Awards at 2011 Fiscal Year End

	Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Stock or Units That Have Not Vested ($)(3)
Mr. Hertwig	1,407	(1)	1,876,192
Mr. Brenholt	930	(1)	1,240,127
Mr. Cumber	620	(1)	826,751
Mr. Haka	620	(1)	826,751
Ms. Cooper	15	(2)	20,002

Notes:

(1)                These shares vest 33% on January 1, 2012, 33% on January 1, 2013 and 34% on January 1, 2014.

(2)                These shares vest 33% on March 1, 2012, 33% on March 1, 2013 and 34% on March 1, 2014.

(3)                Based on a value per share of Company stock of $1,333.47 as of December 31, 2011.

2011 Stock Vested

Name	Number of Shares/Units Acquired on Vesting (#)	Value Realized on Vesting ($) (1)
Ms. Cooper	6	5,958

Notes:

(1)                Based on a value per share of Company stock of $992.98 as of the time of vesting.

Potential Payments Upon Termination or Change in Control

As described above in “Executive Officer Compensation—Compensation Discussion and Analysis—Severance/Change in Control Benefits,” we make certain severance and change in control benefits available to our named executive officers. The following chart sets forth the payments the respective named executive officers would have received had the requisite triggering event occurred as of December 31, 2011; the value shown in respect of the accelerated vesting of the restricted stock units is based upon a value per share of Company stock of $1,333.47 as of December 31, 2011. In addition to the benefits shown below, the named officers are entitled to a death benefit equal to their base salary (but not in excess of $150,000).

		Employees
Name	Compensation Element	Not For Cause or Good Reason Termination	Not For Cause or Good Reason Termination Following a Change of Control
Mr. Hertwig	Cash Severance	$450,000	$450,000
	Accelerated Vesting of Restricted Stock Units	618,730	1,876,192

	Total	$1,068,730	$2,326,192

Mr. Brenholt	Cash Severance	350,000	350,000
	Accelerated Vesting of Restricted Stock Units	408,042	1,240,127

	Total	$758,042	$1,590,127

Mr. Cumber	Cash Severance	350,000	350,000
	Accelerated Vesting of Restricted Stock Units	272,028	826,751

	Total	$622,028	$1,176,751

Mr. Haka	Cash Severance	350,000	350,000
	Accelerated Vesting of Restricted Stock Units	272,028	826,751

	Total	$622,028	$1,176,751

Ms. Cooper	Accelerated Vesting of Restricted Stock Units	8,001	20,002

	Total	8,001	20,002

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the total number of shares of common stock beneficially owned, and the percent so owned. Holdings Corp. was incorporated on January 10, 2011. On January 25, 2011, FECR Rail LLC contributed all of its holdings of FECR Corp’s common and preferred shares in exchange for 250,555 newly issued common shares of Holdings Corp. As a result, FECR Rail LLC became the direct parent of Holdings Corp., whereas Holdings Corp. became the direct parent of FECR Corp. The percentage of beneficial ownership of our common stock is based on 250,943 shares of common stock of Holdings Corp. issued and outstanding as of March 15, 2012.

Number of Shares Beneficially Owned(1)
Name of Beneficial Owner(1)	Number of Shares	Percent
Executive Officers and Directors(2)
Wesley R. Edens(3)	250,000	99.8%
Joseph P. Adams, Jr.	—	—
Randal A. Nardone	—	—
James R. Hertwig	—	—
John Brenholt	—	—
Husein Cumber	—	—
Joel Haka	—	—
Kim Cooper	—	—
Robert Ledoux	—	—
All directors and executive officers as a group (9 persons)	250,000	99.8%
5% stockholders
FECR Rail Holding, LLC(3)	250,000	99.8%

*    Less than 1%.

Notes:

(1)                Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days of the date hereof, are deemed outstanding for computing the percentage ownership of the person holding such options or warrants but are not deemed outstanding for computing the percentage of any other person. Except in cases where community property laws apply we believe that each stockholder possesses sole voting and investment power over all shares of common stock shown as beneficially owned by the stockholder. The beneficial owners listed in this table do not, individually or as a group, have the right to acquire beneficial ownership over any other shares of our common stock.

(2)                The address of each officer or director listed in this table is: c/o Florida East Coast Railway Corp., 77411 Fullerton Street, Suite 100, Jacksonville, Florida 32256.

(3)                FECR Rail Holding, LLC, which is our ultimate parent, is owned by the following: (i) each of Fortress Investment Fund IV (Fund A) L.P., Fortress Investment Fund IV (Fund B) L.P., Fortress Investment Fund IV (Fund C) L.P., Fortress Investment Fund IV (Fund D)

L.P., Fortress Investment Fund IV (Fund E) L.P., Fortress Investment Fund IV (Fund F) L.P., Fortress Investment Fund IV (Fund G) L.P., Fortress Investment Fund IV (Coinvestment Fund A) L.P., Fortress Investment Fund IV (Coinvestment Fund B) L.P., Fortress Investment Fund IV (Coinvestment Fund C) L.P., Fortress Investment Fund IV (Coinvestment Fund D) L.P., Fortress Investment Fund IV (Coinvestment Fund F) L.P. and Fortress Investment Fund IV (Coinvestment Fund G) L.P. (collectively, the “Fund IV Fund”); (ii) each of Fortress Investment Fund V Co. (Fund A) L.P., Fortress Investment Fund V Co. (Fund B) L.P., Fortress Investment Fund V Co. (Fund C) L.P., Fortress Investment Fund V Co. (Fund D) L.P., Fortress Investment Fund V Co. (Fund F) L.P., and (iii) Fortress Florida Coinvestment Fund LP (“FFCF LP”).

                              Each of the Fortress Fund IV Fund and Fortress Fund V Fund is party to a management agreement with FIG LLC, which is wholly owned by Fortress Operating Entity I LP (“FOE I”). FFCF LP’s general partner is Fortress Florida Coinvestment Fund GP LLC and its managing member is Principal Holdings I LP (“PH I”). FOE I’s general partner is FIG Corp. PH I’s general partner is FIG Asset Co. LLC. Each of FIG Corp. and FIG Asset Co. LLC is a wholly owned subsidiary of Fortress Investment Group LLC (“Fortress”). As of December 31, 2010, Wesley R. Edens owned approximately 14.14% of Fortress. By virtue of his ownership interest in Fortress and certain of its affiliates, Mr. Edens has voting or investment power with respect to all outstanding shares of FECR Rail Holding, LLC and may be deemed to beneficially own such shares. Mr. Edens disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein. The address of all entities listed above is c/o Fortress Investment Group LLC, 1345 Avenue of the Americas, New York, New York 10105.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Lease Agreements

We, through our wholly owned indirect subsidiary Florida East Coast Railway, L.L.C., began leasing our Hialeah rail yard in December 2007 from FDG Hialeah LLC, an entity owned by investment funds managed by affiliates of Fortress. The cancellable lease agreement provides for annual rent increases of 4%, along with a 20% decrease for years two and three, as we vacate portions of the property under the terms of the agreement. Under the lease agreement relating to year two, we were required to vacate 20% of the land effective April 1, 2010. We entered into two amendments extending the date to vacate to July 1, 2011. The first amendment extended the date to vacate to July 1, 2010 at an additional lease cost of $0.1 million. The second amendment extended the date to vacate to July 1, 2011 at an additional cost of $1.9 million, of which $1.4 million was prepaid for the period October 1, 2010 through June 30, 2011. We paid $1.9 million and $1.8 million in base rent in the years ended December 31, 2010 and 2009, respectively. On January 24, 2011, we entered into an amended and restated lease, which, among other things: extends the date to vacate to December 31, 2035 (unless we elect not to renew the lease); provides for an annual rental fee of $4.5 million a year (subject to a 2.5% annual increase); provides us the right to purchase certain land from FDG Hialeah LLC at a mutually determined fair market value; provides FDG Hialeah LLC the right to require us to relocate (at its expense) from such land to comparable property with competitive rental rates. The amended and restated lease is cancellable after five years with a two year notice requirement.  The Railway paid $5.2 million, $1.9 million, and $1.8 million, for the rail yard base rent for the years ended December 31, 2011, 2010, and 2009, respectively.

Through Florida East Coast Railway, L.L.C., we lease space for our headquarters from Flagler Development Company, L.L.C. through 2018. For the years ended December 31, 2011, 2010 and 2009, we paid $1.8 million, $1.4 million and $1.5 million in rent, respectively. A portion of this office space is being sublet to RailAmerica, an entity partially owned by investment funds managed by affiliates of Fortress. Under the sublease agreement, which is subject to the terms and conditions of the corporate headquarters agreement with Flagler Development Company, L.L.C., we billed RailAmerica $1.1 million, $1.0 million and $1.0 million for the years ended December 31, 2011, 2010 and 2009, respectively. Balance due to the Company for rent from RailAmerica was $0.1 million at December 31, 2011, and 2010.  In addition, we allocated net proceeds of $1.5 million, $1.3 million and $1.4 million for management services during the transition period subsequent to the Rail Separation, as well as management services related to our right-of-way and rents for space leased from Flagler Development Company, L.L.C. for the years ended December 31, 2011, 2010 and 2009, respectively.

During 2009, the Company participated in nine short-term operating lease agreements with RailAmerica related to the leasing of locomotives between the companies for ordinary business operations, which are based on current market rates for similar assets. During 2010, these locomotive lease agreements were combined into one master lease agreement. With respect to such agreements, during the years ended December 31 2011, 2010 and 2009, RailAmerica paid on a net basis $1.2 million, $2.0 million and $0.6 million, respectively. During 2011, we sold the majority of the leased locomotives to RailAmerica and received proceeds of $4.5 million. The Company had a net receivable from RailAmerica of $0.1 million and $0.3 million as of December 31, 2011, and 2010, respectively.

During 2011, the Company entered into an agreement with RailAmerica’s wholly-owned subsidiary, Atlas Road Construction, L.L.C., to provide engineering and construction services for the Port of Miami project.  The Company incurred net charges of $6.2 million for the year ended December 31, 2011, and zero for the years ended December 31, 2010 and 2009.  As of December 31, 2011, and 2010, we had an outstanding payable balance of $2.5 million, and zero, respectively.

The Company rents chassis equipment for ordinary business operations from TRAC Intermodal, an entity owned by funds managed by affiliates of Fortress. These rents are based on current market rates for similar assets. During the years ended December 31, 2011, 2010 and 2009, the Company paid rents in the amount of $0.5 million, $0.7 million and $0.8 million, respectively.

Management and Reciprocal Administrative Services Agreements

Effective January 1, 2010, we, through our wholly owned indirect subsidiary Florida East Coast Railway, L.L.C., entered into a Shared Services Agreement with RailAmerica that provides for services to be provided from time to time by certain of RailAmerica’s senior executives and other employees and for certain reciprocal administrative services, including finance, accounting, human resources, purchasing and legal. The agreements are generally consistent with arms-length arrangements with third parties providing similar services. The net amount of payments received by us under this agreement was approximately $0.4 million and $0.8 million for the years ended December 31, 2011 and 2010, respectively. As of December 31, 2011, and 2010, the Company had a receivable of zero and $0.2 million, respectively due from RailAmerica under this agreement.

Other Agreements/Transactions

We declared and paid a cash dividend of (a) $3.7 million, in the aggregate, with respect to our Series A Redeemable Preferred Stock, and (b) $16.3 million, in the aggregate, with respect to our common stock, in each case, allocated among the holders of record of each such class of stock on the record date of July 27, 2009.

In September 2009, we received a $5 million cash contribution from FECR Rail, LLC.

In January 2011, we contributed $140.0 million to FECR Corp. to repay a portion of the amounts outstanding under the existing debt. In addition, in January and February 2011, we received a contribution of $16.0 million from FECR Rail LLC.

We also completed the sale and issuance of our Series B Perpetual Preferred Stock, par value $0.01 in January 2011 for an aggregate consideration of $125.0 million to an affiliate of FECI commonly owned by affiliates of Fortress. The Series B Perpetual Preferred Stock carried an interest cumulatively at an amount of 20% per annum. In February 2011, we executed our Refinancing and redeemed the Series B Perpetual Preferred Stock for the carrying value of $125.0 and accrued interest of $1.1 million.

Certain funds managed by affiliates of Fortress held 27% of our outstanding debt of $601.2 million at December 31, 2010.

In October 2009, we entered into consulting agreements with certain RailAmerica executives until such agreements are terminated. The consultants shall provide assistance to us with strategic initiatives designed to grow our revenue and enhance the value of our franchise. In consideration of the consultant’s performance, the consultants received a grant of restricted stock units with respect to shares of our common stock. We incurred approximately $0.9 million and $0.5 million in consulting expense for the years ended December 31, 2011 and 2010, respectively.

Review, Approval or Ratification of Transactions with Related Persons

Given the ownership structure and management of the Company, we have not adopted policies and procedures for the review, approval, or ratification of transactions required to be reported pursuant to Item 404(a) of Regulation S-K.

Director Independence

We have no securities listed for trading on a national securities exchange or in an automated inter-dealer quotation system of a national securities association, which has requirements that a majority of our board of directors be independent. For purposes of complying with the disclosure requirements of the SEC we have adopted the definition of independence used by the New York Stock Exchange. Under the New York Stock Exchange’s definition of independence, none of our directors are independent.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees billed and expected to be billed to the Company by Ernst & Young LLP for professional services during years 2011 and 2010, as well as out-of-pocket costs included in connection with these services (in thousands):

	Year Ended December 31, 2011	Year Ended December 31, 2010
Audit of Florida East Coast Holdings Corp. and Florida East Coast Railway Corp. Consolidated Financial Statements	$350	$315
Quarterly reviews of Florida East Coast Holdings Corp. and Florida East Coast Railway Corp. Consolidated Financial Statements	138	106
Audit fees for registration of 8 ⅛% Notes and Senior PIK Toggle Notes	283	225
Tax Return Preparation	—	24
Total	$771	$670

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The financial statements filed as part of this report are listed separately in the Index of Consolidated Financial Statements on page F-1 of this Annual Report on Form 10-K.

(b) Exhibits.

Exhibit No.	Description

3.1

Certificate of Incorporation of Florida East Coast Holdings Corp., incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4 (Registration No. 333-174112) filed on May 10, 2011.

3.2	By-laws of Florida East Coast Holdings Corp., incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4 (Registration No. 333-174112) filed on May 10, 2011.

4.1

Indenture, dated as of February 11, 2011, between Florida East Coast Holdings Corp. and Wells Fargo Bank, National Association, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-4 (Registration No. 333-174112) filed on May 10, 2011.

4.2

Indenture, dated as of January 25, 2011, by and among, Florida East Coast Railway Corp., the guarantors named therein and Wells Fargo Bank, National Association, incorporated by reference to Exhibit 4.1 to Florida East Coast Railway Corp.’s Registration Statement on Form S-4 (Registration No. 333-173954) filed on May 5, 2011.

4.3

Form of 10 1/2% / 11 1/4% Senior PIK Toggle Notes due 2017 (included as part of Exhibit 4.1), incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-4 (Registration No. 333-174112) filed on May 10, 2011.

Exhibit No.	Description

4.4

Form of 8 1/8% Senior Secured Notes due 2017 (included as part of Exhibit 4.2), incorporated by reference to Exhibit 4.3 to Florida East Coast Railway Corp.’s Registration Statement on Form S-4 (Registration No. 333-173954) filed on May 5, 2011.

4.5

First Supplemental Indenture, dated as of March 14, 2012, by and among, Florida East Coast Holdings Corp., Florida East Coast Railway Corp., the existing guarantors named therein, and Wells Fargo Bank, National Association.

10.1

Credit Agreement, dated as of January 25, 2011, by and among, Florida East Coast Railway Corp., Bank of America, N.A., as administrative agent, and Merrill Lynch, Pierce, Fenner, & Smith Incorporated, as sole lead arranger and sole bookrunner, and a syndicate of financial institutions and institutional lenders, incorporated by reference to Exhibit 10.1 to Florida East Coast Railway Corp.’s Registration Statement on Form S-4/A (Registration No. 333-173954) filed on August 2, 2011.

10.2

Assumption Agreement, dated as of March 15, 2011, by and between Miami Dade County and Florida East Coast Railway, L.L.C, incorporated by reference to Exhibit 10.2 to Florida East Coast Railway Corp.’s Registration Statement on Form S-4 (Registration No. 333-173954) filed on May 5, 2011.

10.3

Amended and Restated Lease Agreement, dated as of January 1, 2011, by and between FDG Hialeah LLC and Florida East Coast Railway, L.L.C., incorporated by reference to Exhibit 10.3 to Florida East Coast Railway Corp.’s Registration Statement on Form S-4 (Registration No. 333-173954) filed on May 5, 2011.

10.4

Employment Agreement, dated as of May 24, 2011, by and among Florida East Coast Railway L.L.C., FECR Rail Corp. and James R. Hertwig, incorporated by reference to Exhibit 10.4 to Florida East Coast Railway Corp.’s Registration Statement on Form S-4 (Registration No. 333-173954) filed on May 5, 2011.

10.5

Employment Agreement, dated as of November 8, 2010, by and among Florida East Coast Railway L.L.C., FECR Rail Corp. and John A. Brenholt, incorporated by reference to Exhibit 10.5 to Florida East Coast Railway Corp.’s Registration Statement on Form S-4 (Registration No. 033-173954) filed on May 5, 2011.

10.6

Employment Agreement, dated as of December 6, 2011, by and among Florida East Coast Railway L.L.C., FECR Rail Corp. and Joel Haka., incorporated by reference to Exhibit 10.6 to Florida East Coast Railway Corp.’s Registration

Exhibit No.	Description
Statement on Form S-4 (Registration No. 333-173954) filed on May 5, 2011.

10.7

Employment Agreement, dated as of December 8, 2010, by and among Florida East Coast Railway L.L.C., FECR Rail Corp. and Husein Cumber, incorporated by reference to Exhibit 10.7 to Florida East Coast Railway Corp.’s Registration Statement on Form S-4 (Registration No. 333-173954) filed on May 5, 2011.

10.8

Summary of Employment Terms, dated January 6, 2011, between Florida East Coast Railway L.L.C. and Kim Cooper, incorporated by reference to Exhibit 10.8 to Florida East Coast Railway Corp.’s Registration Statement on Form S-4 (Registration No. 333-173954) filed on May 5, 2011.

10.9	Form of Consulting Agreement, incorporated by reference to Exhibit 10.9 to Florida East Coast Railway Corp.’s Registration Statement on Form S-4 (Registration No. 333-173954) filed on May 5, 2011.

10.10

Form of Restricted Stock Unit Award Agreement, incorporated by reference to Exhibit 10.10 to Florida East Coast Railway Corp.’s Registration Statement on Form S-4 (Registration No. 333-173954) filed on May 5, 2011.

10.11

Employee Services Agreement, effective as of January 1, 2010, by and between Florida East Coast Railway, L.L.C. and RailAmerica, Inc., incorporated by reference to Exhibit 10.13 to Florida East Coast Railway Corp.’s Registration Statement on Form S-4/A (Registration No. 333-173954) filed on June 14, 2011.

10.12

Form of Amendment to Restricted Stock Unit Award Agreement, incorporated by reference to Exhibit 10.14 to Florida East Coast Railway Corp.’s Registration Statement on Form S-4/A (Registration No. 333-173954) filed on August 2, 2011.

21.1	Subsidiaries of the Registrant.

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Chief Executive Officer Pursuant to 18 U.S.C. Section 1850, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Pursuant to 18 U.S.C. Section 1850, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

101.INS† XBRL Instance Document.

101.SCH† XBRL Taxonomy Extension Schema Document.

101.CAL† XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF† XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB† XBRL Taxonomy Extension Label Linkbase Document.

101.PRE † XBRL Taxonomy Extension Presentation Linkbase Document.

† XBRL (eXtensible Business Reporting Language) information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLORIDA EAST COAST HOLDINGS CORP.

By:	/s/ John Brenholt
	Name:	John Brenholt

	Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Dated: March 15, 2012

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James R. Hertwig	President and Chief Executive Officer (Principal Executive	March 15, 2012
James R. Hertwig	Officer)

/s/ John Brenholt	Executive Vice President and Chief Financial Officer (Principal	March 15, 2012
John Brenholt	Financial Officer and Principal Accounting Officer)

/s/ Wesley R. Edens	Director	March 15, 2012
Wesley R. Edens

/s/ Joseph Adams, Jr.	Director	March 15, 2012
Joseph Adams, Jr.

/s/ Randal A. Nardone	Director	March 15, 2012
Randal A. Nardone

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA EAST COAST HOLDINGS CORP. AND SUBSIDIARIES

AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Florida East Coast Holdings Corp. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Florida East Coast Holdings Corp. and Subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Florida East Coast Holdings Corp. and Subsidiaries as of December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Independent Certified Public Accountants

March 15, 2012
Jacksonville, Florida

FLORIDA EAST COAST HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except for share amounts)

	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$30,905	$9,306
Restricted cash	125	4,133
Accounts receivable, net	31,085	25,760
Materials and supplies	3,143	2,850
Deferred income taxes	2,683	3,315
Prepaid and other current assets	2,138	2,347
Assets held for sale	219	—

Total current assets	70,298	47,711
Noncurrent assets:
Property, plant and equipment, less accumulated depreciation	782,612	796,077
Investments in non-affiliates	96	110
Intangible assets, less accumulated amortization	276	332
Other assets	18,548	4,525

Total non current assets	801,532	801,044

Total assets	$871,830	$848,755

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$41,100	$22,617
Taxes payable	6,936	6,724
Deferred revenue	3,855	3,703
Other current liabilities	1,107	868

Total current liabilities	52,998	33,912
Deferred income taxes	17,542	3,315
Long-term debt	609,854	601,185
Other long-term liabilities	12,675	10,337
Series A Redeemable Preferred Stock	—	23,912

Total liabilities	693,069	672,661
Stockholders’ equity:
Series A Perpetual Preferred Stock, $0.01 par value, 1,000,000 shares authorized, 19,809 shares issued and outstanding as of December 31, 2011 and none issued and outstanding as of December 31, 2010	—	—
Series B Perpetual Preferred Stock, $0.01 par value, 150,000 shares authorized, none issued and outstanding as of December 31, 2011 and 2010	—	—
Common stock, $0.01 par value, 1,000,000 shares authorized; 250,943 issued and outstanding as of December 31, 2011; and 250,555 issued and outstanding as of December 31, 2010	3	3
Additional paid-in capital	284,642	243,948
Accumulated deficit	(105,032)	(67,154)
Accumulated other comprehensive loss	(852)	(703)

Total stockholders’ equity	178,761	176,094

Total liabilities and stockholders’ equity	$871,830	$848,755

The accompanying notes are an integral part of the Consolidated Financial Statements.

FLORIDA EAST COAST HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	Years Ended December 31,
	2011	2010	2009
Operating revenue	$213,305	$200,023	$181,067
Operating expenses:
Labor and benefits	46,622	42,314	45,538
Equipment rents	11,607	11,231	10,910
Purchased services	35,979	33,214	32,469
Fuel	28,787	21,671	16,410
Depreciation and amortization	27,249	27,602	28,062
Net loss (gain) on sale and impairment of assets	1,906	—	(190)
Other	26,158	20,979	20,052

Total operating expenses	178,308	157,011	153,251

Operating income	34,997	43,012	27,816

Interest expense (net of interest income)	(57,420)	(66,250)	(54,430)
Other expense	(44)	(368)	(2,880)

Loss before income taxes	(22,467)	(23,606)	(29,494)
Provision for income taxes	14,851	—	—

Net loss	$(37,318)	$(23,606)	$(29,494)

The accompanying notes are an integral part of the Consolidated Financial Statements.

FLORIDA EAST COAST HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except for share amounts)

	Number of Common Shares Issued	Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance as of December 31, 2008	250,555	$3	$254,435	$(14,054)	$(2,460)	$237,924
Net loss	—	—	—	(29,494)	—	(29,494)
Unrealized gain on marketable securities held for sale	—	—	—	—	20	20
Actuarial loss associated with pension plan	—	—	—	—	(468)	(468)
Amortization of unrealized loss from derivative instruments	—	—	—	—	2,272	2,272

Total comprehensive loss						(27,670)

Distribution to FECR Rail LLC	—	—	(16,326)	—	—	(16,326)
Contribution from FECR Rail LLC	—	—	5,000	—	—	5,000
Share-based compensation	—		86	—	—	86

Balance as of December 31, 2009	250,555	$3	$243,195	$(43,548)	$(636)	$199,014

Net loss	—	—	—	(23,606)	—	(23,606)
Unrealized loss on marketable securities held for sale	—	—	—	—	(6)	(6)
Actuarial loss associated with pension plan	—	—	—	—	(61)	(61)

Total comprehensive loss						(23,673)

Contribution from FECR Rail LLC	—	—	234	—	—	234
Share-based compensation	—	—	519	—	—	519

Balance as of December 31, 2010	250,555	$3	$243,948	$(67,154)	$(703)	$176,094

Net loss	—	—	—	(37,318)	—	(37,318)
Actuarial loss associated with pension plan	—	—	—	—	(149)	(149)

Total comprehensive loss						(37,467)

Purchase of common shares outstanding	(495)	—		(560)	—	(560)
Issuance of common shares outstanding	883	—	—	—	—	—
Contribution from FECR Rail LLC	—	—	16,000	—	—	16,000
Proceeds from issuance of preferred shares	—	—	125,000	—	—	125,000
Redemption of preferred share units	—	—	(126,111)	—	—	(126,111)
Re-class of preferred shares to equity	—	—	24,151	—	—	24,151
Share-based compensation			1,654	—	—	1,654

Balance as of December 31, 2011	250,943	$3	$284,642	$(105,032)	$(852)	$178,761

The accompanying notes are an integral part of the Consolidated Financial Statements.

FLORIDA EAST COAST HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2011	2010	2009
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(37,318)	$(23,606)	$(29,494)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	27,249	27,602	28,062
Amortization of debt financing fees	3,614	5,000	4,148
Amortization of terminated derivative costs	—	—	2,272
Net loss (gain) on sale and impairment of assets	1,906	—	(190)
Share-based compensation costs	1,800	782	715
Deferred taxes	14,859	—	—
Other	68	(53)	126
Changes in operating assets and liabilities:
Change in restricted cash	—	615	1,192
Accounts receivable	(6,541)	(753)	513
Prepaid and other current assets	209	(609)	(179)
Materials and supplies	(293)	183	(180)
Other assets and deferred charges	369	810	(4,307)
Accounts payable and accrued expenses	18,483	3,148	(9,431)
Taxes payable	212	(841)	7,426
Deferred revenue	152	3,307	183
Other current liabilities	1,306	(488)	(1,507)
Other long-term liabilities	9,420	6,839	1,492

Net cash provided by operating activities	35,495	21,936	841

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of properties and equipment	(25,668)	(16,009)	(14,005)
Funding of interest reserve account	—	(4,000)	—
Release of interest reserve account	4,008	—	—
Proceeds from sale of investment	—	14	177
Proceeds from disposition of assets	9,864	349	762

Net cash used in investing activities	(11,796)	(19,646)	(13,066)

CASH FLOWS FROM FINANCING ACTIVITIES:
Contribution from FECR Rail LLC	16,000	—	5,000
Payment on long-term debt	(601,185)	(175)	(20,000)
Proceeds from issuance of long-term debt	602,725	—	1,594
Purchase of common stock outstanding	(558)	—	—
Proceeds from issuance of preferred shares	125,000	—	—
Redemption of preferred share units (including interest paid)	(126,111)	—	(4,578)
Payment of capital lease liability	—	—	(203)
Financing costs	(17,971)	(1,051)	(7,520)

Net cash used in financing activities	(2,100)	(1,226)	(25,707)

Net increase (decrease) in cash and cash equivalents	21,599	1,064	(37,932)
Cash and cash equivalents at beginning of period	9,306	8,242	46,174

Cash and cash equivalents at end of period	$30,905	$9,306	$8,242

Supplemental cash flow information:
Cash paid for interest	$25,066	$58,798	$51,853

The accompanying notes are an integral part of the Consolidated Financial Statements.

FLORIDA EAST COAST HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Description of the Business and Basis of Presentation

The accompanying Consolidated Financial Statements of Florida East Coast Holdings Corp. and its subsidiaries (the “Company” or “Holdings Corp.”) have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The Company’s rail transportation operations are conducted through its direct wholly owned subsidiary Florida East Coast Railway Corp. (“FECR Corp.”), and its indirect wholly owned subsidiaries, Florida East Coast Railway, L.L.C. and FEC Highway Services, L.L.C. (collectively, the “Railway”). The Railway operates a Class II railroad along 351 miles of mainline track between Jacksonville and Miami, Florida, serving some of the most densely populated areas of Florida. Additionally, the Railway owns and operates approximately 270 miles of branch, switching and other secondary track and 115 miles of yard track, all within Florida. The Railway has the only private coastal right-of-way between Jacksonville and Miami and is the exclusive rail-service provider to the Port of Palm Beach, Port Everglades (Fort Lauderdale), and the Port of Miami.

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

Rail Separation

On December 31, 2007, FECI’s rail transportation segment was transferred to private equity funds managed by affiliates of Fortress (the “Rail Separation”). Concurrent with the Rail Separation, FECR Rail LLC and FECR Corp. were formed to carry on the activities of FECI’s rail transportation segment. As a result of the Rail Separation, FECR Rail LLC became the immediate parent of FECR Corp., which in turn became the immediate parent of the Railway.

Formation of Florida East Coast Holdings Corp.

Florida East Coast Holdings Corp., was incorporated in Florida on January 10, 2011 to hold the investments of the Company.

On January 25, 2011, FECR Rail LLC contributed all of its holdings of FECR Corp.’s common and preferred shares in exchange for 250,555 newly issued common shares of Holdings Corp. As a result, FECR Rail LLC became the immediate parent of Holdings Corp., whereas Holdings Corp. became the immediate parent of FECR Corp.  Reclassifications have been made in common stock and additional paid-in-capital to reflect the capital structure for Holdings Corp.

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

•      Railway (wholly owned subsidiaries of Florida East Coast Railway Corp.):

•      Florida East Coast Railway, L.L.C., and its subsidiary;

•      FEC Highway Services, L.L.C.

2. Summary of Significant Accounting Policies

Principles of Consolidated Financial Statements

The accompanying Consolidated Financial Statements of the Company include all wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents include cash on hand, bank demand accounts, money market accounts and overnight repurchase agreements having original maturities of less than three months.

Restricted Cash

Restricted cash consists of cash that is held by the Company in interest reserve accounts to hold the cash collateral related to the Company’s credit facility, letters of credit, and to hold cash in escrow accounts for long-term incentive cash awards for employees.

Allowance for Doubtful Accounts

Allowance for doubtful accounts are recorded by management based on the Company’s historical experience of bad debts to sales, analysis of accounts receivable aging, and specific identification of customers in financial distress, e.g., bankruptcy or poor payment record. Management reviews material past due balances on a monthly basis. Account balances are charged against the allowance when management determines it is probable that the receivable will not be recovered. Activity in the Company’s allowance for doubtful accounts was as follows:

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Balance, beginning of year	$1,051	$1,375	$1,227
Provisions	400	144	510
Recoveries	24	(68)	—
Charges	(376)	(400)	(362)

Balance, end of year	$1,099	$1,051	$1,375

Materials and Supplies

Materials and supplies are stated principally at average cost, which is not in excess of replacement cost. Materials are stated at an amount that does not exceed estimated realizable value.

Property, Plant and Equipment

Railway Properties

Railway properties are stated at cost, and are depreciated and amortized on a straight-line method over the useful life.

The following describes the depreciation methodologies applied for the significant asset groups of the Company:

a)      Track and Related Assets

For track and related assets, the Company uses the group method of depreciation under which a single depreciation rate is applied to the gross investment. The Company reevaluated the useful lives of its track and related assets and established new depreciable lives based on a life study performed by valuation experts (as further described below) during 2004 through 2006 for bridges and 2005 for other track assets. The assets were also reviewed by valuation experts in connection with the Fortress Acquisition in 2007.

b)      Rolling Stock

For rolling stock (such as locomotives and freight cars), the Company uses the group method of depreciation. Assets are specifically identified and utilize straight-line depreciation methods on a per asset basis based on the depreciation rate for the average life for the respective asset class. The Company reevaluated the useful lives of its rolling stock and established new depreciable lives based on a life study (as further described below) performed by valuation experts during 2004. The assets were also reviewed by valuation experts in connection with the Fortress Acquisition in 2007.

Under the group method, the service lives and salvage values for each group of assets are determined by completing periodic life studies and applying management’s assumptions regarding the service lives of its properties. A life study is the periodic review of asset lives for group assets conducted and analyzed by the Company’s management with the assistance of a third-party expert. The results of the life study process determine the service lives for each asset group under the group method. There are several factors taken into account during the life study and they include statistical analysis of historical life, retirements and salvage data for each group of property, evaluation of current operations, review of the previous assessment of the condition of the assets and the outlook for their continued use, consideration of technological advances and maintenance schedules and comparison of asset groups to peer companies.

The Company’s policy is to perform life studies approximately every eight years. Changes, if any, in asset lives due to the results of a life study will be applied on a prospective basis and could significantly impact future periods’ depreciation expense, and thus, the Company’s results of operations.

Real Estate Properties

Real estate properties are stated at historical cost (such as land, building and building improvements) and are specifically identified. The Company reevaluated the useful lives of its building and improvements and established new depreciable lives on reviews performed by valuation experts in connection with the Fortress Acquisition in 2007.

Capital Expenditures

Rail operations are capital intensive and the Company accounts for these costs in accordance with U.S. GAAP. Routine repairs and maintenance costs, for all asset categories, are expensed as incurred. The Company self-constructs portions of its track structure and rebuilds certain of its rolling stock. In addition to direct labor and material, certain indirect costs are capitalized. The Company defines capital projects as any purchase of an asset that has an expected useful life greater than one year. Additionally, any expenditure which significantly increases an asset’s value or extends its useful life is capitalized.

The majority of the Company’s capital expenditures are related to track and rolling stock. Annual program work for rail, turnouts, surfacing, undercutting, bridges, locomotive and freight car overhauls are capitalized. Normal repairs, inspections, and maintenance costs are expensed as incurred, which includes track inspections, locomotive running repairs, repair of broken rail, and rail grinding. The Company incurs certain direct labor, contract service and other costs associated with the development and installation of internal-use computer software. Costs for newly developed software or significant enhancements to existing software are capitalized. Research, preliminary project planning, operations, maintenance and training costs are charged to operating expense when the work is performed.

Disposals and Retirements

Railroad Properties

Upon normal sale or retirement of track assets and rolling stock, costs less net salvage value are charged to accumulated depreciation and no gain or loss is recognized. As part of the life studies performed, an assessment will be made of the recorded amount of accumulated depreciation. Any deficiency (or excess), including any deferred gains or losses, will be amortized as a component of depreciation expense over the remaining useful life of the asset group until the next required life study. Since the overall assumption with group method is that the assets within the group on average have the same life and characteristics, it is therefore concluded that the deferred gains and losses offset over time.

The Company utilizes a first-in, first-out approach to track assets and related asset retirements. Generally, the Company estimates the historical cost of the replaced assets using historical accounting records and/or inflation indices published by the Bureau of Labor Statistics which are applied to the replacement value based on the age of the retired asset. These indices closely correlate with the major cost of the materials comprising the applicable road assets.

In the event that large groups of assets are removed from service as a result of unusual acts or sales, resulting gains and losses are recognized immediately. These acts are not considered to be in the normal course of business and are therefore recognized when incurred. Examples of such acts would be the major destruction of assets due to significant storm damage (e.g., major hurricanes) and the sale, disposal or abandonment of a rail line segment. There were no abnormal losses during the periods ended December 31, 2011, 2010 and 2009, respectively.

Real Estate Properties

Upon retirement or disposal of any of the land, land improvements, building and building improvements, and other fixed assets, resulting gains and losses are recognized in earnings.

Depreciation has been computed using the estimated economic lives as follows:

Road (track, ties, ballast, etc.)	7-61 years
Buildings and improvements	10-50 years
Locomotives, transportation and other equipment	3-50 years
Office equipment and capitalized software	5-10 years
Land improvements	15 years

Impairment of Long-Lived Assets

The Company reviews the carrying value of its property for impairment whenever events or changes in circumstances indicate that the carrying value of an asset or asset grouping may not be recoverable from the undiscounted future net cash flows expected to be generated over its remaining useful life. If impairment is identified, a loss would be reported to the extent that the carrying value of the related assets exceeds the fair value of those assets as determined by valuation techniques applicable in the circumstances.  Losses from impairment of assets are charged to net loss on sale and impairment of assets within operating expenses.

Share-Based Compensation

Certain key employees and executives of the Company are the recipients of employment agreements that have restricted share benefits. Furthermore, the Company granted restricted share benefits to non-employees (executives of affiliates of the Company, herein referred to as “consultants”) to provide strategic consulting services to the Company. Share-based compensation is accounted for using the fair value based method prescribed by ASC 718, Compensation—Stock Compensation. Management determines fair value based on valuations performed by Fortress. Generally, the fair value of restricted shares is based on a valuation approach including the market-based approach using current market multiples as well as the income approach utilizing a discounted cash flow analysis, performed on a quarterly basis. For share-based awards issued to employees, a compensation charge is recorded against earnings based on the grant date fair value of the award. The Company uses a straight-line method of accounting for compensation costs related to share-based payment awards that contain pro rata vesting provisions. For transactions with consultants in which services are performed in exchange for the Company’s common stock or other equity instruments, the transactions are recorded on the basis of the fair value of the service received or the fair value of the equity instruments issued, whichever is more readily measurable at the date performance is complete or service is provided.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes, as such, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Future tax benefits, such as net operating loss carry forwards and alternative minimum tax credit carry forwards, are recognized to the extent that realization of these benefits is considered to be more likely than not.

As of and during the periods ended December 31, 2011, 2010, and 2009, the Company did not have any uncertain tax positions.

Revenue Recognition

The Company recognizes freight revenue after the freight has been moved from origin to destination, which is not materially different from the recognition of revenue as shipments progress due to the relatively short length of the Company’s railroads. Other revenue, which includes car hire, storage fees, and fuel surcharge on dray moves, is recognized when the service is performed.

Disclosures about Fair Value of Financial Instruments

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

•                  Long-term debt: the fair value of the Company’s Senior Secured Notes and Senior PIK Toggle Notes is based on secondary market indicators.

The carrying amounts and estimated fair values of the Company’s financial instruments were as follows (in thousands):

	December 31, 2011
	Carrying Amount	Fair Value
Cash and cash equivalent	$30,905	$30,905
Senior Secured Notes	475,000	471,438
Senior PIK Toggle Notes	134,854	102,826

Environmental Remediation and Compliance

Costs associated with environmental compliance and preventing future contamination that are estimable and probable are accrued and expensed, or capitalized as appropriate. Expected remediation and monitoring costs relating to the remediation of an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are accrued and expensed in the period that such costs become estimable. Liabilities are recognized for remedial activities when they are probable and the remediation cost can be reasonably estimated.

Contingencies

The Company’s policy is to reserve for certain contingencies consisting primarily of various claims and lawsuits resulting from its operations in accordance with ASC 450, Contingencies. In the opinion of management, appropriate reserves have been made for the estimated liability that is probable of resulting from disposition of such matters. Management’s opinion, and ultimately, the reserve recorded in the financial statements, is based on known facts and circumstances. In certain circumstances, management uses the services of outside counsel and experts to help evaluate the facts and circumstances and considers their professional judgment in establishing the appropriate reserve. The ultimate resolution of these contingencies may be for an amount greater or less than the amount estimated by management.

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

In June 2011, the FASB issued Accounting Standards Update 2011-05, Comprehensive Income (Topic 220), Presentation of Comprehensive Income (“ASU 2011-05”).  ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity and instead requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements.  Subsequently in December 2011, the FASB issued Accounting Standards Update No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation and Reclassifications of Items Out of Accumulated Other Comprehensive Income (“ASU 2011-12”), which indefinitely defers the requirement in ASU No. 2011-05 to present on the face of the financial statements reclassification adjustments for items that are reclassified from OCI to net income in the statement(s) where the components of net income and the components of OCI are presented. The amendments in these standards do not change the items that must be reported in OCI, when an item of OCI must be reclassified to net income, or change the option for an entity to present components of OCI gross or net of the effect of income taxes. The amendments in ASU No. 2011-05 and ASU No. 2011-12 are effective for interim and annual periods beginning after December 15, 2011 and are to be applied retrospectively. The adoption of the provisions of ASU No. 2011-05 and ASU No. 2011-12 will not have a material impact on the Company’s consolidated financial position or results of operations.

4. Related-Party Transactions

Management and facility and equipment rents

The Company incurred net charges of $1.5 million, $1.3 million, and $1.4 million for management services and facility rents to affiliates of FECI for the years ended December 31, 2011, 2010, and 2009, respectively. The net charges include management services incurred during the transition period subsequent to the Rail Separation, as well as management services related to our right-of-way and rents for space leased from FECI for office space. As of December 31, 2011, and 2010, respectively, the Company did not have an outstanding net receivable or payable from or to FECI.

In addition, the Company allocated net proceeds of $2.6 million, $3.8 million, and $1.6 million for management services, and facility and equipment rents to affiliates of RailAmerica, Inc. (“RailAmerica”) for the years ended December 31, 2011, 2010, and 2009, respectively. RailAmerica is an entity partially owned by investment funds managed by affiliates of Fortress. The net charges include expenses for services provided from time to time for certain reciprocal administrative services, including finance, accounting, human resources, information technology, purchasing and legal, for fees received related to leased locomotives rented to RailAmerica’s affiliated companies and for office space sub-leased to RailAmerica. In addition, during the year ended December 31, 2011, the Company received proceeds of $4.5 million from the sale of locomotives that had previously been under lease to RailAmerica (see Note 13). The Company had a net receivable from RailAmerica of $0.1 million and $0.3 million as of December 31, 2011, and 2010, respectively.

Effective June 1, 2011, the Company entered into an agreement with RailAmerica’s wholly-owned subsidiary, Atlas Road Construction, L.L.C., to provide engineering and construction services for the Port of Miami project (see Note 15).  The Company incurred net charges of $6.2 million for the year ended December 31, 2011 and zero, for years ended December 31, 2010 and 2009, respectively.  As of December 31, 2011, and 2010 the Company had an outstanding payable of $2.5 million, and zero, respectively.

The Company rents chassis equipment for ordinary business operations from TRAC Intermodal, an entity indirectly owned by funds managed by affiliates of Fortress. These rents are based on current market rates for similar assets. During the years ended December 31, 2011, 2010, and 2009, the Company paid rents at the amounts of $0.5 million, $0.7 million, and $0.8 million, respectively.

Lease of FECI’s rail yard

On January 24, 2011, the Company entered into an amended and restated rail yard lease, which, among other things: extends the date to vacate to December 31, 2035 (unless the Company elects not to renew the lease); commencing on January 1, 2011, provides for an annual rental fee of $4.5 million a year (subject to a 2.5% annual increase); provides the Company the right to purchase certain land from FECI at a mutually determined fair market value; provides FECI with the right to relocate the Company (at its expense) from such land to comparable property with competitive rental rates. The lease is cancellable after five years with a two year notice requirement. The Railway paid $5.2 million, $1.9 million and $1.8 million for the rail yard base rent for the years ended December 31, 2011, 2010 and 2009, respectively.

5. Property, Plant and Equipment

Property, plant and equipment consist of the following:

As of December 31, 2011	Cost	Accumulated Depreciation	Net Book Value	Estimated Useful Life (c)
(in thousands)
Land and Rights of Way	334,878	n/a	334,878	n/a
Road
Rail & Other Track Material	123,374	24,906	98,468	16-45 years
Signals & Interlockers	87,544	20,514	67,030	7-38 years
Ties	83,755	7,605	76,150	20-50 years
Bridges & Culverts	80,854	7,651	73,203	14-61 years
Ballast	34,982	2,245	32,737	30-43 years
Other (a)	14,842	2,865	11,977	10-50 years

Total Road	425,351	65,786	359,565

Locomotives, Transportation, and Other Equipment
Freight Cars	33,381	4,191	29,190	7-50 years
Locomotives	20,397	5,489	14,908	3-50 years
Work Equipment and Other (b)	21,259	11,092	10,167	3-29 years
Trailers	4,291	2,437	1,854	5-20 years

Total Locomotives, Transportation, and Other Equipment	79,328	23,209	56,119
Buildings and Improvements	29,625	5,515	24,110	10-50 years
Construction-In-Progress	7,940	n/a	7,940	n/a

	877,122	94,510	782,612

(a)               Includes Grading, Grade Crossings, Fences, and Signs.

(b)               Includes Roadway Machines, Shop Machinery, Work Equipment, Computer Equipment, Cranes, Packers & Ramps, and Automobiles.

(c)                The estimated useful lives of the property, plant and equipment includes both the assets acquired at the “Rail Separation” and the assets purchased subsequently. The estimated lives are derived from the most recent life studies performed (see Note 2).

As of December 31, 2010	Cost	Accumulated Depreciation	Net Book Value	Estimated Useful Life (c)
(in thousands)
Land and Rights of Way	335,173	n/a	335,173	n/a
Road
Rail & Other Track Material	119,866	18,577	101,289	16-45 years
Signals & Interlockers	86,011	15,313	70,698	7-38 years
Ties	81,994	5,648	76,346	20-50 years
Bridges & Culverts	79,715	5,684	74,031	14-61 years
Ballast	32,123	1,578	30,545	30-43 years
Other (a)	14,545	2,092	12,453	10-50 years

Total Road	414,254	48,892	365,362

Locomotives, Transportation, and Other Equipment
Freight Cars	39,776	6,172	33,604	7-50 years
Locomotives	28,351	5,703	22,648	3-50 years
Work Equipment and Other (b)	20,317	9,957	10,360	3-29 years
Trailers	7,181	3,530	3,651	5-20 years

Total Locomotives, Transportation, and Other Equipment	95,625	25,362	70,263
Buildings and Improvements	28,542	4,139	24,403	10-50 years
Construction-In-Progress	876	n/a	876	n/a

	874,470	78,393	796,077

(a)     Includes Grading, Grade Crossings, Fences, and Signs.

(b)               Includes Roadway Machines, Shop Machinery, Work Equipment, Computer Equipment, Cranes, Packers & Ramps, and Automobiles.

(c)                The estimated useful lives of the property, plant and equipment includes both the assets acquired at the “Rail Separation” and the assets purchased subsequently. The estimated lives are derived from the most recent life studies performed (see Note 2).

Depreciation expenses, including assets recorded under capital leases, were $27.2 million, $27.5 million, and $28.0 million for the years ended December 31, 2011, 2010, and 2009, respectively.

6. Income Taxes

For the year ended December 31, 2011, the Company recorded deferred income tax expense of $14.9 million.  For the years ended December 31, 2010 and 2009, there was no current or deferred income tax expense. Income tax expenses differed from the amounts computed by applying the statutory federal income tax rate to pretax income as a result of the following:

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
	(in thousands)
Amount computed at statutory federal rate	$(7,882)	$(8,262)	$(9,804)
State taxes (net of federal benefit)	(805)	(749)	(1,001)
Valuation allowance	23,874	8,273	2,476
Nondeductible accrued interest	—	—	1,285
Settlement of IRS examination	—	—	5,987
Contingent purchase price adjustments	(4)	(80)	(227)
Hedge termination	—	—	876
Other (net)	(324)	818	408

	$14,859	$—	$—

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities were as follows:

	December 31,
	2011	2010
	(in thousands)
Deferred tax assets:
Net operating loss carryforward	$99,376	$79,480
Allowance for doubtful accounts	424	69
Deferred revenue	1,456	2,650
Accrued pension obligations	611	485
Tax benefit for deferred compensation	2,385	1,229
Accrued casualty and other liabilities	1,154	2,310
Tax credits carryforward	2,468	2,467
Other	66	57

Total deferred tax assets	107,940	88,747
Valuation allowance	(42,583)	(18,650)

Net deferred tax assets	65,357	70,097

Deferred tax liabilities:
Property, plant and equipment	80,110	69,969
Other	106	128

Total deferred tax liabilities	80,216	70,097

Net deferred tax liabilities	$14,859	$—

A valuation allowance against deferred tax assets is required if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company established a valuation allowance of $42.6 million and $18.7 million as of December 31, 2011 and 2010, respectively, to reduce deferred tax assets to their expected realizable value at December 31, 2011.

The Company has net operating loss carryforwards as of December 31, 2011, as follows:

•                  U. S.—$256.8 million (expiration periods: 2028—2031)

•                  Florida—$265.1 million (expiration periods: 2028—2031)

The Company recognizes interest and penalties related to uncertain tax positions in its provision for income taxes. As of December 31, 2011 and 2010, the Company did not believe that it had any uncertain tax positions. As of December 31, 2011, the U.S. taxing jurisdiction remains open to examination for the years 2010, 2009, and 2008.

7. Long-Term Debt

Debt consisted of the following:

	December 31,
	2011	2010
	(in thousands)
Senior Secured Credit Facility:
Rail Term Loan	$—	$601,185
Senior Secured Notes	475,000	—
Senior PIK Toggle Notes (net of original discount of $2,054)	134,854	—
ABL Credit Facility	—	—

Total debt	609,854	601,185
Less: Current maturities	—	—

Long-term debt, less current maturities	$609,854	$601,185

Interest expense was $43.6 million on the Senior Secured Notes and $13.9 million on the PIK Toggle Notes for the year ended December 31, 2011.  Interest expense on the Rail Term Loan was $66.3 million and $54.4 million, for the years ended December 31, 2010 and 2009, respectively.

In connection with the Fortress Acquisition, the Company, along with FECI, entered into a $1.656 billion Senior Secured Credit Facility (the “Facility”). The Facility consisted of:

•   a $992.8 million Property Term Loan;

•   a $600 million Rail Term Loan;

•   a $13.2 million Delayed Draw Property Term Loan; and

•   a $50 million Revolving Credit Facility.

As a result of the Rail Separation, the $600 million Rail Term Loan was assumed by the Company and FECR Rail LLC. The $50 million Revolving Credit Facility remained in place for the Company and FECI after the Rail Separation. The Revolving Credit Facility was utilized by FECI for general corporate purposes. The outstanding balance was drawn by FECI and therefore, FECI’s obligation.

The Property and Rail Term Loan proceeds were used to consummate the Fortress Acquisition, repay certain long-term debt and pay fees related to the Fortress Acquisition. The Property Term Loan was the obligation of FECI.

The Delayed Draw Property Term Loan was used for development work, tenant improvements and normalized leasing costs of properties that were under development at the time of the acquisition. The Delayed Draw Property Term Loan was the obligation of FECI.

Amendment No. 1

In January 2009, the Facility’s initial 18-month term was extended for an additional six months, giving the Facility a maturity date of July 26, 2009. In connection with the extension, the Company paid a $1.6 million fee to arrangers of the Facility, representing the pro rata portion of the total fee payable to the arrangers. This fee was included in interest expense for the year ended December 31, 2009.

Amendment No. 2

In July 2009, the Company and FECI entered into an amended agreement that provided for an additional 18-month extension of principal with three six-month extensions available contingent upon compliance with the terms of the Facility including principal reductions required to be made prior to the extension date. The initial maturity date relating to the 18-month extension was January 26, 2011. The first, second, and third extension maturity dates were July 26, 2011, January 26, 2012, and July 26, 2012, respectively. The amended Facility converted all outstanding balances under the existing Facility to a term loan, and there was no further revolving credit facility available under the amended Facility. This extension was accounted for as a loan modification.

In connection with the modification, the Company incurred $10.3 million of transaction fees (of which $7.5 million were amortized over the 18-month extension period, and $2.8 million of third-party fees were included in other expense in the consolidated statement of operations) and accrued interest. Further, the amended Facility agreement required a principal payment in January 2010, equal to the lesser of (1) $175.0 million or (2) the aggregate outstanding balance of the amended Facility, together with accrued interest thereon.

Amendment No. 3

In December 2009, the amended Facility was further amended, which required a principal payment of $465.0 million plus accrued interest in December 2009, which were paid by Fortress and FECI. As a result of the December payment, the required January 2010 payment was lowered to $125.0 million. A principal payment of $125.0 million was made by FECI in January 2010.

The Facility and its amendments were secured by a first priority, perfected security interest in substantially all of the Company’s tangible and intangible assets, including, but not limited to, intellectual property, owned and material leased real property and all of the capital stock of the Company and FECI and each of their direct and indirect subsidiaries. The Company continued to be the borrower under the Rail Term Loan and FECI the borrower under the remaining portions of the Facility, whereas the subsidiaries of FECI and the Company jointly and severally cross-guaranteed the entire Facility.

The Facility and its amendments required the Company and FECI to comply with, affirmative and negative covenants, the most significant of which were: (1) minimum net worth, as defined, of the Company and FECI as a combined group of $1.65 billion, (2) limitations on the aggregate amount of capital expenditures incurred from July 26, 2009, until the expiration of the third extension period, and (3) the interest reserve account balance to be maintained at $15 million for the Company and FECI combined. The Company was in compliance with the debt covenants as of December 31, 2010.

Other

The amended Facility bore interest based on an alternative base rate (“ABL”) or LIBOR at the Company’s option. Interest under the ABL method had a base rate for any day, a rate per annum equal to the greater of (a) the base rate in effect on such a day or (b) the federal funds effective rate in effect on such day plus 1/2 of 1.0% subject to a floor of 3.0%, plus an applicable margin of 6.5% per annum through the 18-month extension periods. The margin increased to 8.0%, 9.5% and 11.0% for the first, second, and third extension period, respectively. Interest under the LIBOR method had a base rate of LIBOR, subject to a floor of 3.0%, plus an applicable margin of 7.5% per annum through the 18-month extension periods. The margin increased to 9.0%, 10.5% and 12.0% for the first, second, and third extension period, respectively.

In July 2009, a letter of credit was drawn upon at the amount of $1.6 million, which was included in the outstanding balance of the Rail Term Loan as of December 31, 2010, and 2009, respectively.

The Company’s outstanding balances of the amended Facility were $601.2 million as of December 31, 2010. The weighted-average interest rate on the amended Facility was 9.66% for the year ended December 31, 2010. The aggregate outstanding balance on the amended Facility, which included the Company’s outstanding balance of $601.2 million, was $799.1 million as of December 31, 2010.

All outstanding amounts under the amended Facility were paid in January 2011 (as described in “Refinancing” below).

Refinancing

On January 25, 2011, FECR Corp. sold $475.0 million of 8 1/8% Senior Secured Notes due 2017 (“Senior Secured Notes” or “8 1/8% Notes”) in a private offering, for gross proceeds of $475.0 million.

In connection with the issuance of the Senior Secured Notes, FECR Corp. and certain of its subsidiaries also entered into the Asset-Based Lending (“ABL”) Facility. The ABL Facility matures on January 25, 2015 and bears interest at FECR Corp.’s option of: (a) a base rate determined in the greater of (1) the prime rate of the administrative agent, (2) federal funds effective rate plus  1/2 of 1%, or (b) a LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits in London interbank market for the interest period relevant to such borrowing. The applicable margin with respect to (a) base rate borrowings will be 2.25%, and (b) LIBOR borrowings will be 3.25%. Obligations under the ABL Facility are secured by a first-priority lien on the ABL Collateral.

The Senior Secured Notes are secured by first-priority liens on substantially all of the tangible and intangible assets of FECR Corp. and its subsidiary guarantors’ (other than the ABL collateral securing the ABL Facility) and a second-priority lien on ABL collateral. The guarantors are defined primarily as existing and future wholly owned domestic restricted subsidiaries. FECR Corp. may redeem up to 10% of the aggregate principal amount of the Senior Secured Notes issued during any 12-month period commencing on the issue date and ending on the third anniversary thereof at a price equal to 103% of the principal amount thereof plus accrued and unpaid interest, if any. FECR Corp. may also redeem some or all of the Senior Secured Notes at any time before February, 2014 at a price equal to 100% of the aggregate principal amount thereof plus a make-whole premium. In addition, prior to February 1, 2014, FECR Corp. may redeem up to 35% of the Senior Secured Notes at a redemption price of 108.125% of the aggregate principal amount thereof with the proceeds from an equity offering. Subsequent to February 1, 2014, FECR Corp. may redeem the Senior Secured Notes at 104.063% of their principal amount. The premium then reduces to 102.031% commencing on February 1, 2015 and then 100% on February 1, 2016 and thereafter.

The ABL Facility and indenture governing the Senior Secured Notes contain various covenants and restrictions that limits FECR Corp. and its restricted subsidiaries’ ability to incur additional indebtedness, pay dividends, make certain investments, sell or transfer certain assets, create liens, designate subsidiaries as unrestricted subsidiaries, consolidate, merge or sell substantially all the assets, and enter into certain transactions with affiliates. It is anticipated that proceeds from any future borrowings will be used for general corporate purposes.

Sale and Issuance of Series B Perpetual Preferred Stock

On January 25, 2011, the Company completed the sale and issuance of its Series B Perpetual Preferred Stock, par value $0.01 per share (“Series B Perpetual Preferred Stock”) for an aggregate consideration of $125.0 million to an affiliate of FECI commonly owned by affiliates of Fortress. The Series B Perpetual Preferred Stock carried interest cumulatively at the amount of 20% per annum.

Shareholder Contribution of FECR Rail LLC

In January and February 2011, FECR Rail LLC contributed an aggregate $16.0 million to the Company.

The proceeds of the sale of the Series B Perpetual Preferred Stock and $15.0 million of the FECR Rail LLC contribution to the Company were further contributed to FECR Corp. This contribution of $140.0 million together with the proceeds of the issuance of the Senior Secured Notes were used to repay an amount outstanding of approximately $601.2 million under the Facility owned by FECR Corp., to pay certain fees and expenses incurred in connection with the offering of the 8 1/8% Notes, and for general corporate purposes. FECI entered into a separate financing transaction whereby it paid down its outstanding balance of approximately $197.9 million under the Facility. As a result, the Facility is no longer outstanding and none of its obligations are further jointly and severally cross-guaranteed by the subsidiaries of FECI and the Company. None of the Company’s subsidiaries continue to guarantee the outstanding obligations of FECI.

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

The Company could be subject to certain interest deduction limitations if the Senior PIK Toggle Notes were treated as “applicable high yield discount obligations” within the meaning of Section 163(i)(1) of the Internal Revenue Code, as amended. In order to avoid such treatment, the Company would be required to redeem for cash a portion of each Senior PIK Toggle Note then outstanding at the end of the accrual period ending August 1, 2016. The portion of a Senior PIK Toggle Note required to be redeemed is an amount equal to the excess of the accrued original issue discount as of the end of such accrual period, less the amount of interest paid in cash on or before such date, less the first-year yield (the issue price of the debt instrument multiplied by its yield to maturity). The redemption price for the portion of each Senior PIK Toggle Note so redeemed would be 100% of the principal amount of such portion plus any accrued interest on the date of redemption.

The net proceeds of the issuance of the Senior PIK Toggle Notes were used to redeem the Company’s Series B Perpetual Preferred Stock for the carrying value of $125.0 million and accrued interest of $1.1 million. As a result, none of the Series B Perpetual Preferred Stock were further issued and outstanding.

8. Pension and other Benefit Programs

The Company sponsors two 401(k) plans, which are available to the Company’s employees. Contributions are at the employee’s discretion, subject to maximum limits imposed by the IRS (generally, $16,500 for 2011, 2010 and 2009), and an additional contribution up to 10% of after-tax compensation, also subject to maximum limits imposed by the IRS. Total contributions in 2011, 2010 and 2009, including the Company’s match if any, were limited by IRS regulations to $49,000 per participant.

The 401(k) Plan for Salaried Employees —In accordance with the terms of the plan, the Company matched the employee’s contributions up to the first $1,200 contributed by the employee. For employee contributions in excess of $1,200, the Company matched $0.25 for every $1.00 in pretax employee contributions up to the IRS maximum limits. The amounts of matching contributions by the Company were $0.2 million, $0.2 million, and $0.3 million for the years ended December 31, 2011, 2010, and 2009, respectively.

401(k) Plan for Hourly Wage Employees and/or Employees Covered by Collective Bargaining Agreement —This is a limited contributory plan that was instituted in April 1995. In 2002, train and engine hourly employees became eligible for a Company matching contribution of $0.20 for every $1.00 of employee contributions up to $200 annually. In 2006, boilermakers, electricians, machinists, shop laborers, and signal and communication workers also became eligible for the same matching contributions. In 2009, the International Brotherhood of Electrical Workers (“IBEW”), carmen, agents, clerical workers, dispatchers, and foreman also became eligible for the same matching contributions. The amounts of matching contributions for the years ended December 31, 2011, 2010, and 2009 were immaterial.

Pension Plan —The Company adopted an unfunded defined benefit plan covering previous officers of the Company in 1998. The benefits are based on years of service and the employee’s compensation during the five years before retirement. The Company curtailed this plan in 1999, causing no additional benefits to accrue to covered officers. The following chart summarizes the benefit obligations and includes rate assumptions associated with the defined benefit plan for the years ended December 31, 2011, 2010, and 2009:

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
		(in thousands)
Balance obligation at beginning of period	$3,740	$3,933	$3,715
Interest cost	176	204	222
Actuarial loss	153	61	468
Benefits paid	(418)	(458)	(472)

Benefit obligation at end of period	$3,651	$3,740	$3,933

Discount rate assumed	3.25%	4.25%	4.75%

As of December 31, 2011 and 2010, the total accrued liability related to the benefit obligation was $3.7 million and $3.7 million, respectively. Of the total liability, $3.2 million and $3.3 million were classified in other long-term liabilities in the consolidated balance sheet as of December 31, 2011 and 2010, respectively. The remaining balance of $0.5 million and $0.4 million, for the year ended December 31, 2011 and 2010, respectively, was presented as other current liabilities in the consolidated balance sheet. As of December 31, 2011 and 2010, accumulated other comprehensive income (loss) included $0.9 million and $0.7 million, respectively, of unrealized losses related to the benefit plan. Assuming no change in participation, the Company expects to incur benefit payments of $0.2 million per year over the next five years.

9. Preferred Stock

On January 19, 2011, the Company amended the articles of its certificate of incorporation related to all of its outstanding Series A Redeemable Preferred Stock (the “preferred shares”) whereby the preferred shares were no longer subject to redemption. Upon the execution of the amendment, the Company reclassified all of its outstanding 19,809 preferred shares, including its accumulated preferred yield of 15%, or $4.3 million, from liability to stockholders’ equity. Dividends continue to be cumulative at the rate of 15% per annum.

During the year ended December 31, 2009, preferred shares amounting to approximately $4.6 million were redeemed along with an accrued preferred yield of $0.7 million.

Dividends on the preferred shares were cumulative at the rate of 15% per annum, subject to limitations on distributions by the Company imposed by the terms of any financing, swap, or other agreement. The Company was able to redeem in whole or in part the preferred share units at any time. Subject to limitations on distributions, on December 31, 2012, the Company would have been required to redeem for cash the preferred shares outstanding together with the unpaid preferred yield.

As of December 31, 2011 and 2010, the total unpaid preferred yield was $3.4 million (for the period from January 20, 2011 through December 31, 2011) and $4.1 million, respectively, on the then 19,809 preferred share units with a carrying value of $19.8 million for both years. The accrual of the preferred yield was reflected in interest expense and the balance of the unpaid preferred yield and the outstanding preferred share units was classified as a long-term liability as of December 31, 2010.

10. Share-Based Compensation

A summary of the fair value of nonvested shares is as follows:

	Shares	Weighted- average fair value per share at grant date	Fair value of nonvested shares at grant date
			(in thousands}

Outstanding as of January 1, 2008	—	—	—
Granted	2,550	714.64	1,822.3

Outstanding as of December 31, 2009	2,550	714.64	1,822.3
Granted	2,617	682.53	1,786.2
Vested	(659)	711.01	(468.6)
Cancelled	(116)	604.16	(70.4)

Outstanding as of December 31, 2010	4,392	$698.89	$3,069.5
Granted	1,240	992.98	1,231.3
Vested	(799)	699.29	(558.7)
Cancelled	(76)	713.19	(54.2)

Outstanding as of December 31, 2011	4,757	$775.26	$3,688.3

Share-based compensation expenses related to restricted stock grants for the years ended December 31, 2011, 2010, and 2009, were $1.8 million, $0.8 million, and $0.7 million, respectively.

In October 2009, the Company entered into consulting agreements with certain RailAmerica executives until such agreements are terminated. The consultants provide assistance to the Company with strategic initiatives to grow the Company’s revenue and enhance the value of its franchise. The Company granted 2,550 restricted stock units (“RSUs”) with respect to shares of common stock, par value $0.01, in relation to the consulting agreements. The Company incurred $0.9 million and $0.5 million of consulting expense, based on the fair value of the common shares, for the years ended December 31, 2011, and 2010, respectively.

In 2010 and 2011, the Company granted 2,617 and 1,240 RSUs, respectively, with respect to shares of common stock, par value $0.01, to executives of the Company. The Company incurred $0.9 million and $0.3 million, respectively, of compensation expense for the years ending December 31, 2011, and 2010.

As of December 31, 2011, there was $3.3 million of unrecognized compensation expense related to unvested restricted share compensation arrangements, which is expected to be recognized over a weighted average period of 1.9 years. The total fair value of shares vested during the years December 31, 2011, 2010, and 2009 was $1.0 million, $0.5 million, and zero, respectively.

11. Commitments and Contingencies

The Company is the defendant and plaintiff in various lawsuits resulting from its operations. In the opinion of management, appropriate provisions have been made in the Consolidated Financial Statements for the estimated liability that is probable of resulting from disposition of such matters. The Company maintains comprehensive liability insurance for bodily injury and property claims, but is self-insured or maintains a significant self-insured retention (i.e., deductible) for these exposures.

In September 2006, the Florida Department of Environmental Protection notified the Company and an adjacent property owner that they had been identified as potentially responsible parties (“PRPs”) as a result of an investigation into contaminated groundwater in Fort Pierce, Florida. Based upon site assessments performed in 2010 and 2009, the Company estimated the potential remediation and cleanup costs could be material even if the source of the contamination did not reside on its property. As of December 31, 2011, and 2010, the Company had accrued $1.5 million related to the alleged contamination of which $1.2 million is expected to be paid over the next 5 to 10 years. During the years ended December 31, 2011 and December 31, 2010, $0.2 and $0.2 million, respectively, were paid out for testing and site assessment.

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

The Company is obligated under several noncancellable operating leases covering its facilities and equipment (primarily locomotives, trailers, and office and computer equipment). The lease terms are from one to ten years.

Future minimum payments under the leases, including applicable sales tax, are as follows (in thousands):

2012	$9,274
2013	8,715
2014	8,613
2015	8,431
2016	2,844
Thereafter	4,089

$41,966

As previously described in Note 4, on January 24, 2011, the Company entered into an amended and restated rail yard lease, which, among other things, extends the date to vacate to December 31, 2035 (unless the Company elects to terminate the lease or purchase the land), provides for an annual rental fee of $4.5 million a year (subject to a 2.5% annual increase), provides the Company with the right to purchase certain land from FECI’s affiliate at a mutually determined fair market value, and provides FECI’s affiliate with the right to relocate the Company (at its expense) from such land to comparable property with competitive rental rates. The lease is cancellable after five years, with a two-year notice requirement.

As a result of the change in control that occurred in connection with the Rail Separation, the Company was required to make a $2.5 million advance payment to a lessor of locomotives in 2009. This payment is being amortized over the remaining term of the lease.

12. Customers

The Railway has three primary aggregate customers with operations in South Florida whose freight revenues represent approximately 11%, 13%, and 14% of the Railway’s total revenues for the years ended December 31, 2011, 2010 and 2009, respectively. The Railway’s revenues are affected by the demand for aggregate material, primarily in Florida, and the ability of these customers to supply, efficiently and effectively, this natural raw material. In addition, outside of the three primary aggregate customers, one customer represents approximately 11%, 10%, and 8% of total revenues for the years ended December 31, 2011, 2010 and 2009, respectively.

In January 2010, the U.S. Court of Appeals for the Eleventh Circuit upheld a decision to cancel all 2002 issued mining permits for certain quarries in the Lake Belt area of Miami-Dade County. Following this decision by the Court, the U.S. Army Corps of Engineers has signed a Record of Decision (“ROD”) for rock mining in the Lake Belt Area and issued a specific permit to Cemex Construction Materials Florida for FEC Quarry.

After extensive study and coordination with the public and other state and federal agencies, the ROD found that the discharge of fill material into 10,044 acres of Waters of the U.S. for mining in the Lake Belt area is not contrary to the public interest and is in compliance with the Section 404 of the Clean Water Act 404(b)(1) guidelines subject to certain permit conditions. Of the total impacts, 2,717 acres of wetlands were impacted under the 2002 permits, prior to the permits being vacated. The 7,327 acres of “new” authorized impacts are separated into two geographic areas: Section 1 (4,591 acres) and Section II (2,736 acres).

While there are no assurances, the Railway’s customers expect to have adequate reserves of minable aggregate material to satisfy demand in the foreseeable future. For the years ended December 31, 2011, 2010, and 2009, aggregate loads accounted for approximately $25.7 million, $27.1 million, and $30.3 million of freight revenue, respectively, or 13%, 15%, and 18%, respectively, of the Railway’s freight revenues.

In March 2010, the Company entered into a three-year agreement with a major customer. The agreement called for an administrative fee to be paid to the Company of $7.2 million due at signing and $2.3 million to be paid by August 20, 2010, all of which was collected by the Company. The total is currently being amortized over the term of the customer contract.

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

During the fourth quarter of 2011, the Company recorded additional impairment charges of $0.1 million related to trailers that were held for sale as of December 31, 2011.

14. Track Maintenance Agreement

In the first quarter of 2011, the Company entered into a Track Maintenance Agreement with an unrelated third-party customer (the “Shipper”). Under the agreement, the Shipper paid for qualified railroad track maintenance expenditures during 2011 in exchange for the assignment of railroad track miles, which permits the Shipper to claim certain tax credits pursuant to Section 45G of the Internal Revenue Code. The Company entered into a similar agreement for the years 2010 and 2009.  The Shipper paid for $2.4 million for each of the three years ended December 31, 2011, 2010, and 2009, respectively, of maintenance expenditures. This amount is included in other expenses as a reduction to expense in the Consolidated Statement of Operations. The track maintenance tax credit has not yet been renewed by Congress for 2012.  There can be no assurances that legislation renewing the availability of the Section 45G tax credit will be enacted.

15. Port Activity

In October 2010, Miami-Dade County, owner of the Port of Miami, was awarded a $22.8 million federal grant under the U.S. Department of Transportation’s Transportation Investment Generating Economic Recovery II (“TIGER”) program to rehabilitate the port’s rail bridge and construct new rail facilities on port property (“on-port project”). These projects will enable cargo to be moved directly from the port’s facility to an inland distribution center and alleviate traffic congestion in and around the port. The Company plans to establish intermodal container rail service on its own rail line leading into the port at an estimated total cost of $21.8 million (“off-port project”). The Company signed an agreement with the Florida Department of Transportation (“FDOT”) on January 24, 2011, in which FDOT will participate in funding of the “off-port project” and will reimburse the Company an estimated $10.9 million of the total cost.  On September 20, 2011, Miami-Dade County entered into a Rail Bridge Construction Agreement with the Company.  This agreement allows the Company to administer the construction work for the Bascule Bridge over Biscayne Bay which connects the Company’s Port Lead to the Port of Miami.

As of December 31, 2011, the Company had incurred approximately $14.4 million of capital expenditures related to the Port of Miami project. Of this amount, the Company has reduced this capital expenditure by $7.2 million of grant proceeds.

On January 31, 2012, the Company entered into a Port Everglades Intermodal Container Transfer Facility Lease and Operating Agreement with Broward County.  The term of the agreement is 30 years with two 10-year options and, subject to a State Infrastructure Bank (SIB) loan being awarded by the FDOT, requires the Company to construct an intermodal facility to serve its domestic and international business segments.  The total construction cost is approximately $53 million, $30 million of which will be funded from the SIB loan and $18 million of which will be from a FDOT grant.  The balance will be contributed by the Company.

16. Subsequent Events

In February and March 2012, the Company granted 539 RSUs with respect to shares of common stock, par value $0.01.  The RSUs vest over 3 years and the fair value at grant date was $0.7 million.

On February 29, 2012 the Company terminated its Haulage Agreement with Norfolk Southern Corporation. The Company amended its Transportation and Marketing Agreement with Norfolk Southern to continue interchange of freight traffic effective March 1, 2012.

On March 14, 2012, Holdings Corp. entered into a supplemental indenture with FECR Corp. and the trustee of the indenture governing FECR Corp.’s Senior Secured Notes FECR Corp., whereby Holdings Corp. became a guarantor of the Senior Secured Notes. Pursuant to the indenture governing FECR Corp.’s Senior Secured Notes, FECR Corp. is permitted to satisfy its reporting obligations under the indenture with respect to financial information relating to FECR Corp. by furnishing financial information relating to any direct or indirect parent company of FECR Corp. which becomes a guarantor of the Senior Secured Notes on the terms and conditions set forth in the indenture.

17. Guarantor Condensed Consolidated Financial Statements

Holdings Corp. was incorporated on January 10, 2011. In January 2011, all of the equity interests in FECR Corp. were transferred from FECR Rail LLC to Holdings Corp., whereby Holdings Corp. became the direct parent of FECR Corp. Holdings Corp. is a holding company and has no direct operations or material assets other than its wholly owned interest in FECR Corp. All of Holdings Corp.’s operations are conducted through its subsidiaries. The only material differences between Holdings Corp. and FECR Corp. are the separate Senior PIK Toggle Notes issued by Holdings Corp. and its related accounts, including deferred financing costs, amortization, payment of interest and payment of taxes. Reclassifications in common stock and additional-paid-in capital have been made to the consolidated financial statements included in this Annual Report on Form 10-K to reflect the capital structure of Holdings Corp. for the year ended December 31, 2011. Where information or an explanation is provided that is substantially the same for each company, such information or explanation has been combined. Where information or an explanation is not substantially the same for each company, we have provided separate information and explanation.

The Consolidating Financial Statements herein present consolidating financial data for Holdings Corp. (on a parent only basis), FECR Corp. (on an issuer only basis), an elimination column for adjustments to arrive at the information for the parent company and subsidiaries on a consolidated basis and the parent company and subsidiaries on a consolidated basis as of December 31, 2011 and 2010 and for each of the three years ended December 31, 2011.

Condensed consolidating balance sheets as of December 31, 2011.

	Holdings Corp. (Parent)	FECR Corp. (Issuer)	Eliminations for Consolidation	Consolidation
Current assets:
Cash and cash equivalents	$44	$30,861	$—	$30,905
Restricted cash	—	125	—	125
Accounts receivable, net	—	31,735	(650)	31,085
Materials and supplies	—	3,143	—	3,143
Deferred income taxes	(145)	2,828	—	2,683
Prepaid and other current assets	—	2,138	—	2,138
Assets held for sale	—	219	—	219

Total current assets	(101)	71,049	(650)	70,298
Noncurrent assets:
Property, plant and equipment, less accumulated depreciation	—	782,612	—	782,612
Investments in affiliates	415,598	—	(415,598)	—
Investments in non-affiliates	—	96	—	96
Intangible assets, less accumulated amortization	—	276	—	276
Other assets	1,956	16,592	—	18,548

Total noncurrent assets	417,554	799,576	(415,598)	801,532

Total assets	$417,453	$870,625	$(416,248)	$871,830
Current liabilities:
Accounts payable and accrued expenses	$656	$41,094	$(650)	$41,100
Taxes payable	—	6,936	—	6,936
Deferred revenue	—	3,855	—	3,855
Other current liabilities	—	1,107	—	1,107

Total current liabilities	656	52,992	(650)	52,998
Deferred income taxes	(145)	17,687	—	17,542
Long-term debt	134,854	475,000	—	609,854
Other long-term liabilities	6,418	6,257	—	12,675

Total liabilities	141,783	551,936	(650)	693,069

Total stockholders’ (deficit) equity	275,670	318,689	(415,598)	178,761

Total liabilities and stockholders’ equity	$417,453	$870,625	$(416,248)	$871,830

Condensed consolidating balance sheets as of December 31, 2010.

	Holdings Corp. (Parent)	FECR Corp. (Issuer)	Eliminations for Consolidation	Consolidation
Current assets:
Cash and cash equivalents	$—	$9,306	$—	$9,306
Restricted cash	—	4,133	—	4,133
Accounts receivable, net	—	25,760	—	25,760
Materials and supplies	—	2,850	—	2,850
Deferred income taxes	—	3,315	—	3,315
Prepaid and other current assets	—	2,347	—	2,347

Total current assets	—	47,711	—	47,711
Noncurrent assets:
Property, plant and equipment, less accumulated depreciation	—	796,077	—	796,077
Investments in non-affiliates	—	110	—	110
Intangible assets, less accumulated amortization	—	332	—	332
Other assets	—	4,525	—	4,525

Total noncurrent assets	—	801,044	—	801,044

Total assets	$—	$848,755	$—	$848,755
Current liabilities:
Accounts payable and accrued expenses	$—	$22,617	$—	$22,617
Taxes payable	—	6,724	—	6,724
Deferred revenue	—	3,703	—	3,703
Other current liabilities	—	868	—	868

Total current liabilities	—	33,912	—	33,912
Deferred income taxes	—	3,315	—	3,315
Long-term debt	—	601,185	—	601,185
Other long-term liabilities	—	10,337	—	10,337
Series A Redeemable Preferred Stock	—	23,912	—	23,912

Total liabilities	—	672,661	—	672,661

Total stockholders’ (deficit) equity	—	176,094	—	176,094

Total liabilities and stockholders’ equity	$—	$848,755	$—	$848,755

Condensed consolidating statement of operations for the year ended December 31, 2011.

	Holdings Corp. (Parent)	FECR Corp. (Issuer)	Eliminations for Consolidation	Consolidation
Operating revenue	$—	$213,305	$—	$213,305
Operating expenses:
Labor and benefits	—	46,622	—	46,622
Equipment rents	—	11,607	—	11,607
Purchased services	397	35,582	—	35,979
Fuel	—	28,787	—	28,787
Depreciation and amortization	—	27,249	—	27,249
Net loss on sale and impairment of assets	—	1,906	—	1,906
Other	—	26,158	—	26,158

Total operating expenses	397	177,911	—	178,308

Operating income	(397)	35,394	—	34,997

Interest expense (net of interest income)	(13,860)	(43,560)	—	(57,420)
Other expense	—	(44)	—	(44)

Loss before income taxes	(14,257)	(8,210)	—	(22,467)
Provision for income taxes	—	14,851	—	14,851

Net loss	$(14,257)	$(23,061)	$—	$(37,318)

Condensed consolidating statement of operations for the year ended December 31, 2010.

	Holdings Corp. (Parent)	FECR Corp. (Issuer)	Eliminations for Consolidation	Consolidation
Operating revenue	$—	$200,023	$—	$200,023
Operating expenses:
Labor and benefits	—	42,314	—	42,314
Equipment rents	—	11,231	—	11,231
Purchased services	—	33,214	—	33,214
Fuel	—	21,671	—	21,671
Depreciation and amortization	—	27,602	—	27,602
Other	—	20,979	—	20,979

Total operating expenses	—	157,011	—	157,011

Operating income	—	43,012	—	43,012

Interest expense (net of interest income)	—	(66,250)	—	(66,250)
Other expense	—	(368)	—	(368)

Loss before income taxes	—	(23,606)	—	(23,606)
Provision for income taxes	—	—	—	—

Net loss	$—	$(23,606)	$—	$(23,606)

Condensed consolidating statement of operations for the year ended December 31, 2009.

	Holdings Corp. (Parent)	FECR Corp. (Issuer)	Eliminations for Consolidation	Consolidation
Operating revenue	$—	$181,067	$—	$181,067
Operating expenses:
Labor and benefits	—	45,538	—	45,538
Equipment rents	—	10,910	—	10,910
Purchased services	—	32,469	—	32,469
Fuel	—	16,410	—	16,410
Depreciation and amortization	—	28,062	—	28,062
Net gain on sale and impairment of assets	—	(190)	—	(190)
Other	—	20,052	—	20,052

Total operating expenses	—	153,251	—	153,251

Operating income	—	27,816	—	27,816

Interest expense (net of interest income)	—	(54,430)	—	(54,430)
Other expense	—	(2,880)	—	(2,880)

Loss before income taxes	—	(29,494)	—	(29,494)
Provision for income taxes	—	—	—	—

Net loss	$—	$(29,494)	$—	$(29,494)

Condensed consolidating statement of cash flows for the year ended December 31, 2011.

	Holdings Corp. (Parent)	FECR Corp. (Issuer)	Eliminations for Consolidation	Consolidation
CASH FLOW FROM OPERATING ACTIVITIES:
Net (loss)	$(14,257)	$(23,061)	$—	$(37,318)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	—	27,249	—	27,249
Amortization of debt financing fees	535	3,079	—	3,614
Gain on sale and impairment of assets	—	1,906	—	1,906
Share-based compensation costs	—	1,800	—	1,800
Deferred taxes	—	14,859	—	14,859
Other	—	68	—	68
Changes in operating assets and liabilities:
Accounts receivable	—	(5,891)	(650)	(6,541)
Prepaid and other current assets	—	209	—	209
Materials and supplies	—	(293)	—	(293)
Other assets and deferred charges	1	368	—	369
Accounts payable and accrued expenses	6	18,477	—	18,483
Taxes payable	—	212	—	212
Deferred revenue	—	152	—	152
Other current liabilities	558	98	650	1,306
Other long-term liabilities	13,414	(3,994)	—	9,420

Net cash (used in) provided by operating activities	257	35,238	—	35,495

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of properties and equipment	—	(25,668)	—	(25,668)
Release of interest reserve account	—	4,008	—	4,008
Proceeds from disposition of assets	—	9,864	—	9,864

Net cash used in investing activities	—	(11,796)	—	(11,796)

CASH FLOWS FROM FINANCING ACTIVITIES:
Contribution to subsidiary from parent	(140,000)	140,000	—	—
Contribution from FECR Rail LLC	16,000	—	—	16,000
Payment on long-term debt	—	(601,185)	—	(601,185)
Proceeds from issuance of long-term debt	127,725	475,000	—	602,725
Purchase of common stock outstanding	(558)		—	(558)
Proceeds from issuance of preferred shares	125,000	—	—	125,000
Redemption of preferred share units (including interest paid)	(126,111)	—	—	(126,111)
Financing costs	(2,269)	(15,702)	—	(17,971)

Net cash (used in) provided by financing activities	(213)	(1,887)	—	(2,100)

Net increase (decrease) in cash and cash equivalents	44	21,555	—	21,599
Cash and cash equivalents at beginning of period	—	9,306	—	9,306

Cash and cash equivalents at end of period	$44	$30,861	$—	$30,905

Supplemental cash flow information:
Cash paid for interest	$1,111	$23,955	$—	$25,066

Condensed consolidating statement of cash flows for the year ended December 31, 2010.

	Holdings Corp. (Parent)	FECR Corp. (Issuer)	Eliminations for Consolidation	Consolidation
CASH FLOW FROM OPERATING ACTIVITIES:
Net (loss)	$—	$(23,606)	$—	$(23,606)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	—	27,602	—	27,602
Amortization of debt financing fees	—	5,000	—	5,000
Share-based compensation costs	—	782	—	782
Other	—	(53)	—	(53)
Changes in operating assets and liabilities:
Change in restricted cash	—	615	—	615
Accounts receivable	—	(753)	—	(753)
Prepaid and other current assets	—	(609)	—	(609)
Materials and supplies	—	183	—	183
Other assets and deferred charges	—	810	—	810
Accounts payable and accrued expenses	—	3,148	—	3,148
Taxes payable	—	(841)	—	(841)
Deferred revenue	—	3,307	—	3,307
Other current liabilities	—	(488)	—	(488)
Other long-term liabilities	—	6,839	—	6,839

Net cash (used in) provided by operating activities	—	21,936	—	21,936

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of properties and equipment	—	(16,009)	—	(16,009)
Funding of interest reserve account	—	(4,000)	—	(4,000)
Proceeds from sale of investment	—	14	—	14
Proceeds from disposition of assets	—	349	—	349

Net cash used in investing activities	—	(19,646)	—	(19,646)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on long-term debt	—	(175)	—	(175)
Financing costs	—	(1,051)	—	(1,051)

Net cash (used in) provided by financing activities	—	(1,226)	—	(1,226)

Net increase (decrease) in cash and cash equivalents	—	1,064	—	1,064
Cash and cash equivalents at beginning of period	—	8,242	—	8,242

Cash and cash equivalents at end of period	$—	$9,306	$—	9,306

Supplemental cash flow information:
Cash paid for interest	$—	$58,798	$—	$58,798

Condensed consolidating statement of cash flows for the year ended December 31, 2009.

	Holdings Corp. (Parent)	FECR Corp. (Issuer)	Eliminations for Consolidation	Consolidation
CASH FLOW FROM OPERATING ACTIVITIES:
Net (loss)	$—	$(29,494)	$—	$(29,494)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	—	28,062	—	28,062
Amortization of debt financing fees	—	4,148	—	4,148
Amortization of terminated derivative costs	—	2,272	—	2,272
Gain on sale and impairment of assets	—	(190)	—	(190)
Share-based compensation costs	—	715	—	715
Other	—	126	—	126
Changes in operating assets and liabilities:
Change in restricted cash	—	1,192	—	1,192
Accounts receivable	—	513	—	513
Prepaid and other current assets	—	(179)	—	(179)
Materials and supplies	—	(180)	—	(180)
Other assets and deferred charges	—	(4,307)	—	(4,307)
Accounts payable and accrued expenses	—	(9,431)	—	(9,431)
Taxes payable	—	7,426	—	7,426
Deferred revenue	—	183	—	183
Other current liabilities	—	(1,507)	—	(1,507)
Other long-term liabilities	—	1,492	—	1,492

Net cash (used in) provided by operating activities	—	841	—	841

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of properties and equipment	—	(14,005)	—	(14,005)
Proceeds from sale of investment	—	177	—	177
Proceeds from disposition of assets	—	762	—	762

Net cash used in investing activities	—	(13,066)	—	(13,066)

CASH FLOWS FROM FINANCING ACTIVITIES:
Contribution from parent	—	5,000	—	5,000
Distribution to FECR Rail LLC	—	(20,000)	—	(20,000)
Proceeds from issuance of long-term debt	—	1,594	—	1,594
Redemption of preferred share units	—	(4,578)	—	(4,578)
Payment of capital lease liability	—	(203)	—	(203)
Financing costs	—	(7,520)	—	(7,520)

Net cash (used in) provided by financing activities	—	(25,707)	—	(25,707)

Net increase (decrease) in cash and cash equivalents	—	(37,932)	—	(37,932)
Cash and cash equivalents at beginning of period	—	46,174	—	46,174

Cash and cash equivalents at end of period	$—	$8,242	$—	$8,242

Supplemental cash flow information:
Cash paid for interest	$—	$51,853	$—	$51,853