Form 10-Q
period 2012-03-31
Florida East Coast Holdings Corp.
filed 2012-05-10
CIK 1519625

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012, or

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

As of May 10, 2012 there were 252,307 shares of the Registrant’s common stock outstanding.

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

Holdings Corp. was incorporated on January 10, 2011. In January 2011, all of the equity interests in FECR Corp. were transferred from FECR Rail LLC to Holdings Corp., whereby Holdings Corp. became the direct parent of FECR Corp. Holdings Corp. is a holding company and has no direct operations or material assets other than its wholly owned interest in FECR Corp. All of Holdings Corp.’s operations are conducted through its subsidiaries. The only material differences between Holdings Corp. and FECR Corp. are the Senior PIK Toggle Notes issued by Holdings Corp. and its related accounts, including deferred financing costs, amortization, payment of interest and payment of taxes. Reclassifications in common stock and additional-paid-in capital have been made to the consolidated financial statements included in this Quarterly Report to reflect the capital structure of Holdings Corp. for the three months ended March 31, 2012. Where information or an explanation is provided that is substantially the same for each company, such information or explanation has been combined. Where information or an explanation is not substantially the same for each company, we have provided separate information and explanation. Pursuant to the indenture governing FECR Corp.’s outstanding notes, FECR Corp. is permitted to satisfy its reporting obligations under the indenture with respect to financial information relating to FECR Corp. by furnishing financial information relating to any direct or indirect parent company of FECR Corp. which becomes a guarantor of the notes on the terms and conditions set forth in the indenture. Holdings Corp. became a guarantor of FECR Corp.’s outstanding notes on March 14, 2012.

FLORIDA EAST COAST HOLDINGS CORP.

INDEX TO FORM 10-Q

QUARTER ENDED MARCH 31, 2012

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

FLORIDA EAST COAST HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands except for share amounts)

	March 31, 2012	December 31, 2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,015	$30,905
Restricted cash	125	125
Accounts receivable, net	32,731	31,085
Materials and supplies	5,302	3,143
Deferred income taxes	2,746	2,683
Prepaid and other current assets	2,848	2,138
Assets held for sale	201	219
Total current assets	55,968	70,298
Noncurrent assets:
Property, plant and equipment, less accumulated depreciation	781,243	782,612
Investments in nonaffiliates	96	96
Intangible assets, less accumulated amortization	262	276
Other assets	17,551	18,548
Total noncurrent assets	799,152	801,532
Total assets	$855,120	$871,830
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$28,118	$41,100
Taxes payable	2,032	6,936
Deferred revenue	3,304	3,855
Other current liabilities	1,101	1,107
Total current liabilities	34,555	52,998
Deferred income taxes	19,577	17,542
Long-term debt	617,622	609,854
Other long-term liabilities	8,945	12,675
Total liabilities	680,699	693,069
Stockholders’ equity:
Series A Perpetual Preferred Stock, $0.01 par value, 1,000,000 shares authorized, 24,151 shares issued and outstanding as of March 31, 2012 and as of December 31, 2011	—	—
Series B Perpetual Preferred Stock, $0.01 par value, 150,000 shares authorized and none outstanding as of March 31, 2012 and December 31, 2011	—	—
Common stock, $0.01 par value, 1,000,000 shares authorized; 252,307 shares issued and outstanding as of March 31, 2012 and 250,943 shares issued and outstanding as of December 31, 2011	3	3
Additional paid-in capital	285,324	284,642
Accumulated deficit	(110,066)	(105,032)
Accumulated other comprehensive loss	(840)	(852)
Total stockholders’ equity	174,421	178,761
Total liabilities and stockholders’ equity	$855,120	$871,830

The accompanying notes are an integral part of the Consolidated Financial Statements.

FLORIDA EAST COAST HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2012	2011
Operating revenue	$57,345	$51,485
Operating expenses:
Labor and benefits	12,231	12,235
Equipment rents	3,147	2,806
Fuel	7,891	6,701
Purchased services	9,037	8,265
Depreciation and amortization	6,664	6,853
Net (gain) on sale and impairment of assets	(85)	(74)
Other	6,374	5,925
Total operating expenses	45,259	42,711
Operating income	12,086	8,774
Interest expense, net of interest income	(14,615)	(14,319)
Other income	2	4
Loss before income taxes	(2,527)	(5,541)
Provision for income taxes	1,972	3,339
Net loss	$(4,499)	$(8,880)

Comprehensive loss	$(4,487)	$(8,864)

The accompanying notes are an integral part of the Consolidated Financial Statements.

FLORIDA EAST COAST HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2012	2011
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(4,499)	$(8,880)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	6,664	6,853
Amortization of debt financing fees	881	930
Share based compensation costs	502	474
Deferred taxes	1,972	3,339
Net gain on sale and impairment of assets	(85)	(74)
Changes in operating assets and liabilities:
Accounts receivable	(1,646)	(3,096)
Prepaids and other current assets	(709)	82
Materials and supplies	(2,159)	(2,206)
Other assets and deferred charges	182	202
Accounts payable and accrued expenses	(12,982)	6,826
Taxes payable	(4,904)	(4,686)
Deferred revenue	(551)	181
Other current liabilities	172	(191)
Other long-term liabilities	3,985	867
Net cash (used in) provided by operating activities	(13,177)	621
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of properties and equipment	(5,430)	(3,850)
Release of interest reserve account	—	4,008
Proceeds from disposition of assets	252	2,935
Net cash (used in) provided by investing activities	(5,178)	3,093
CASH FLOWS FROM FINANCING ACTIVITIES:
Contributions from FECR Rail LLC	—	16,000
Payment on long-term debt	—	(601,185)
Proceeds from issuance of long-term debt	—	602,725
Purchase of common shares outstanding	(535)	(236)
Proceeds from issuance of preferred shares	—	125,000
Redemption of preferred share units (including interest paid)	—	(126,111)
Financing costs	—	(17,121)
Net cash used in financing activities	(535)	(928)
Net increase (decrease) in cash and cash equivalents	(18,890)	2,786
Cash and cash equivalents at beginning of period	30,905	9,306
Cash and cash equivalents at end of period	$12,015	$12,092

Supplemental cash flow information:
Cash paid for interest	$19,277	$5,126

The accompanying notes are an integral part of the Consolidated Financial Statements.

FLORIDA EAST COAST HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Description of the Business and Basis of Presentation

The accompanying Consolidated Financial Statements of the Company are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting and, in the opinion of the Company’s management, reflect all adjustments, including normal recurring items, which are necessary to present fairly the results for interim periods. All significant intercompany transactions and accounts have been eliminated in consolidation. Certain information and footnote disclosures normally included in Consolidated Financial Statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been omitted in accordance with the rules and regulations of the SEC; however, management believes that the disclosures are adequate to make information presented not misleading. The results of operations for interim periods are not necessarily indicative of results of operations for the full year. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Consolidated Financial Statements for the year ended December 31, 2011 included in the Company’s annual report on Form 10-K filed with the SEC on March 15, 2012.  The Company’s rail transportation operations are conducted through its direct wholly owned subsidiary Florida East Coast Railway Corp. (“FECR”), and its indirect wholly owned subsidiaries (“FECR Corp.”), Florida East Coast Railway, L.L.C. and FEC Highway Services, L.L.C. (collectively, the “Railway”). The Railway operates a Class II railroad along 351 miles of mainline track between Jacksonville and Miami, Florida, serving some of the most densely populated areas of Florida. Additionally, the Railway owns and operates approximately 270 miles of branch, switching and other secondary track and 115 miles of yard track, all within Florida. The Railway has the only private coastal right-of-way between Jacksonville and Miami and is the exclusive rail-service provider to the Port of Palm Beach, Port Everglades (Fort Lauderdale), and the Port of Miami.

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

Formation of Florida East Coast Holdings Corp.

Holdings Corp. was incorporated in Florida on January 10, 2011 to hold the investments of the Company.

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

Disclosures about Fair Value of Financial Instruments

ASC 825, Financial Instruments, requires disclosure of the fair value of certain financial instruments. Various inputs are considered when determining the fair values of financial instruments.  These inputs are summarized below:

•                  Level 1 — observable market inputs that are unadjusted quoted prices for identical assets or liabilities in active markets.

•                  Level 2 — other significant observable inputs (including quoted prices for similar securities, interest rates, credit risk, etc.).

•                  Level 3 — significant unobservable inputs (including the Company’s own assumptions in determining the fair value of financial instruments.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments held by the Company:

•                                    Current assets and current liabilities: cash and cash equivalents, accounts receivable, as well as accounts payable and accrued expenses, as reflected in the consolidated balance sheets, approximate fair value because of the short-term maturity of these instruments (Level 1 inputs).

•                                    Long-term debt: the fair value of the Company’s Senior Secured Notes and Senior PIK Toggle Notes is based on secondary market indicators (quoted market prices) at the date of measurement (Level 2 inputs).

The carrying amounts and estimated fair values of the Company’s financial instruments were as follows (in thousands):

	March 31, 2012
	Carrying Amount	Fair Value
Cash and cash equivalents	$12,015	$12,015
Senior Secured Notes	475,000	486,875
Senior PIK Toggle Notes	142,622	115,524

The Company had no level 3 inputs as of March 31, 2012.

3. Recent Accounting Pronouncements

In 2011, the FASB issued Accounting Standards Update 2011-05, Comprehensive Income (Topic 220), Presentation of Comprehensive Income (“ASU 2011-05”) and Accounting Standards Update No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation and Reclassifications of Items Out of Accumulated Other Comprehensive Income (“ASU 2011-12”).  ASU 2011-5 improves the comparability, consistency and transparency of financial reporting and increases the prominence of items reported in other comprehensive income.  ASU 2011-5 is effective for interim and annual periods beginning after December 31, 2011.  As ASU 2011-5 relates specifically to presentation and disclosures the adoption of these provisions did not have any other impact on our consolidated financial statements.  The main purpose of ASU 2011-12 was to defer the effective date pertaining to reclassification adjustments out of accumulated other comprehensive income in ASU 2011-5; therefore it did not have an impact on the Company’s consolidated financial statements.  In accordance with the new guidance, the Company has selected the single continuous statement presentation.

4. Related-Party Transactions

Management and facility and equipment rents

The Company incurred net charges of $0.2 million and $0.4 million for management services and facility rents to affiliates of FECI for the three months ended March 31, 2012 and 2011, respectively. The net charges include as management services related to our right-of-way and management services for FECI’s passenger rail program and rents for space leased from FECI for office space. As of March 31, 2012, the Company had an outstanding receivable of $0.2 million from FECI.  As of December 31, 2011 the Company did not have an outstanding net receivable or payable from or to FECI.

In addition, the Company allocated net proceeds of $0.4 million and $1.1 million for management services, and facility and equipment rents to affiliates of RailAmerica, Inc. (“RailAmerica”) for the three months ended March 31, 2012, and 2011, respectively. RailAmerica is an entity partially owned by investment funds managed by affiliates of Fortress. The net charges include expenses for (1) services provided from time to time for certain reciprocal administrative services, including finance, accounting, human resources, information technology, purchasing and legal, (2) for fees received related to leased locomotives rented to RailAmerica’s affiliated companies and (3) for office space sub-leased to RailAmerica. The majority of the leased locomotives were subsequently sold to RailAmerica during the third quarter of 2011.  The Company had a net receivable from RailAmerica of $0.1 million and $0.1 million as of March 31, 2012 and December 31, 2011, respectively.

Effective June 1, 2011, the Company entered into an agreement with RailAmerica’s wholly-owned subsidiary, Atlas Road Construction, L.L.C., to provide engineering and construction services for the Port Miami project.  The Company incurred net charges of $2.0 million and zero for the three months ended March 31, 2012 and 2011, respectively.  As of March 31, 2012 and December 31, 2011, the Company had an outstanding payable of $1.7 million, and $6.0 million, respectively.

The Company rents chassis equipment for ordinary business operations from TRAC Intermodal, an entity indirectly owned by funds managed by affiliates of Fortress. These rents are based on current market rates for similar assets. During the three months ended March 31, 2012 and 2011, the Company incurred net charges in the amounts of $0.2 million and $0.1 million, respectively.  As of March 31, 2012 and December 31, 2011, the Company had an outstanding payable of $0.1 million and $0.1 million, respectively.

Lease of FECI’s rail yard

On January 24, 2011, the Company entered into an amended and restated rail yard lease, which, among other things: extends the date to vacate to December 31, 2035 (unless the Company elects not to renew the lease); commencing on January 1, 2011, provides for an annual rental fee of $4.5 million a year (subject to a 2.5% annual increase); provides the Company the right to purchase certain land from FECI at a mutually determined fair market value; provides FECI with the right to relocate the Company (at its expense) from such land to comparable property with competitive rental rates. The lease is cancellable after five years with a two year notice requirement. The Railway paid $1.2 million and $1.7 million for the rail yard base rent for the three months ended March 31, 2012 and 2011, respectively.

5. Income Taxes

It is more likely than not that the net operating losses expected to be generated by the Company in 2012 will expire unused.  Accordingly, the Company has recognized tax expense in 2012 to reflect an increase in the Company’s deferred tax valuation allowance.  As such, the Company recorded an income tax expense of $2.0 million and $3.3 million, for the three months ended March 31, 2012 and 2011, respectively.

A valuation allowance against deferred tax assets is required if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company established a valuation allowance of $45.5 million and $42.6 million as of March 31, 2012 and December 31, 2011, respectively, to reduce deferred tax assets to their expected realizable value.

The Company has net operating loss carryforwards as of March 31, 2012, as follows:

•              U. S.—$263.8 million (expiration periods: 2028—2032)

•              Florida—$272.1 million (expiration periods: 2028—2032)

The Company recognizes interest and penalties related to uncertain tax positions in its provision for income taxes. As of December 31, 2011, the Company did not believe that it had any uncertain tax positions. As of December 31, 2011, the U.S. and Florida taxing jurisdiction remains open to examination for the years 2010, 2009, and 2008.

6. Long-Term Debt

Debt consisted of the following:

	March 31, 2012	December 31, 2011
	(in thousands)
Senior Secured Credit Facility:
Senior Secured Notes	475,000	475,000
Senior PIK Toggle Notes (net of original discount of $1,988)	142,622	134,854
ABL Credit Facility	—	—
Total debt	617,622	609,854
Less: Current maturities	—	—
Long-term debt, less current maturities	$617,622	$609,854

Interest expense was $10.5 million on the Senior Secured Notes and $4.1 million on the PIK Toggle Notes for the three months ended March 31, 2012.  Interest expense was $12.3 million on the Senior Secured Notes and $2.0 million on the PIK Toggle Notes for the three months ended March 31, 2011.

On January 25, 2011, FECR Corp. sold $475.0 million of 8 1/8 % Senior Secured Notes due 2017 (“Senior Secured Notes” or “8 1/8 % Notes”) in a private offering, for gross proceeds of $475.0 million.  In connection with the issuance of the Senior Secured Notes, FECR Corp. and certain of its subsidiaries also entered into the Asset-Based Lending (“ABL”) Facility that matures on January 25, 2015.  Availability on the ABL Facility as of March 31, 2012 was $30.0 million and was undrawn.

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

Shareholder Contribution of FECR Rail LLC

In January and February 2011, FECR Rail LLC contributed an aggregate $16.0 million to the Company.

The proceeds of the sale of the Series B Perpetual Preferred Stock and $15.0 million of the FECR Rail LLC contribution to the Company were further contributed to FECR Corp. This contribution of $140.0 million together with the proceeds of the issuance of the Senior Secured Notes were used to repay an amount outstanding of approximately $601.2 million under the Old

Facility owned by FECR Corp., to pay certain fees and expenses incurred in connection with the offering of the 8 1/8 % Notes, and for general corporate purposes.

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

As of March 31, 2012, the Senior Secured Notes and Senior PIK Toggle Notes will mature as follows (in thousands):

	Senior Secured Notes	Senior PIK Toggle Notes	Total
2012	$—	$—	$—
2013	—	—	—
2014	—	—	—
2015	—	—	—
2016	—	—	—
Thereafter	$475,000	$142,622	$617,622

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

As of March 31, 2012, and December 31, 2011, the total unpaid preferred yield was $4.4 million, and $3.4 million, respectively, on the then 19,809 preferred share units with a carrying value of $19.8 million for both years.

8. Share-Based Compensation

In February and March 2012, the Company granted 539 restricted share units (“RSUs”) with respect to shares of common stock, par value $0.01 to certain executives.  The fair value at grant date was $0.7 million and the shares vest over a three-year term.  The grant date fair value of the restricted shares is based upon the market value of the Company’s common stock as of the quarterly evaluation performed.

Share-based compensation expenses for the three months ended March 31, 2012 and 2011 were $0.5 million and $0.5 million, respectively.

9. Commitments and Contingencies

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

In September 2006, the Florida Department of Environmental Protection (“FDEP”) notified the Company and an adjacent property owner that they had been identified as potentially responsible parties (“PRPs”) as a result of an investigation into contaminated groundwater in Fort Pierce, Florida. Based upon site assessments performed in 2010 and 2009, the Company estimated the potential remediation and cleanup costs could be material even if the source of the contamination did not reside on its property. As of March 31, 2012 and December 31, 2011, the Company had accrued $1.5 million and $1.5 million, respectively, related to the alleged contamination of which $1.2 million is expected to be paid over the next 5 to 10 years. In February 2012, FDEP requested the Company conduct additional testing before beginning remediation of the site.  The parties met on April 27, 2012. It was agreed that the Company’s scope of testing is complete and the Company can initiate a pilot remediation of the property.

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

10. Track Maintenance Agreement

In the first quarter of 2011, the Company entered into a Track Maintenance Agreement with an unrelated third-party customer (the “Shipper”). Under the agreement, the Shipper paid for qualified railroad track maintenance expenditures during 2011 in exchange for the assignment of railroad track miles, which permits the Shipper to claim certain tax credits pursuant to Section 45G of the Internal Revenue Code. The Shipper paid $0.8 million for the three months ended March 31, 2011, of maintenance expenditures. This amount is included in other expenses as a reduction to expense in the Consolidated Statement of Operations. The track maintenance tax credit has not yet been renewed by Congress for 2012.  There can be no assurances that legislation renewing the availability of the Section 45G tax credit will be enacted and, if enacted, will be retroactive to the beginning of the 2012 calendar year.

11. Port Activity

In October 2010, Miami-Dade County, owner of the Port of Miami, was awarded a $22.8 million federal grant under the U.S. Department of Transportation’s Transportation Investment Generating Economic Recovery II (“TIGER”) program to rehabilitate the port’s rail bridge and construct new rail facilities on port property (“on-port project”). These projects will enable cargo to be moved directly from the port’s facility to an inland distribution center and alleviate traffic congestion in and around the port. The Company plans to establish intermodal container rail service on its own rail line leading into the port at an estimated total cost of $18.0 million (“off-port project”). The Company signed an agreement with the Florida Department of Transportation (“FDOT”) on January 24, 2011, in which FDOT will participate in funding of the “off-port project” and will reimburse the Company an estimated $9.0 million of the total cost.  On September 20, 2011, Miami-Dade County entered into a Rail Bridge Construction Agreement with the Company.  Under this agreement, the Company is responsible for the administration of the construction work for the Bascule Bridge over Biscayne Bay which connects the Company’s Port Lead to the Port of Miami.

As of March 31, 2012, the Company had incurred approximately $17.5 million of capital expenditures project to date related to the Port Miami project.  Of this amount, the Company has reduced this capital expenditure by $8.8 million of grant proceeds. For the three months ended March 31, 2012, and 2011, the Company had incurred approximately $3.2 million and zero, of capital expenditures related to the Port Miami project.  Of this amount, the Company has reduced this capital expenditure by $1.6 million and zero, respectively.

On January 31, 2012, the Company entered into a Port Everglades Intermodal Container Transfer Facility Lease and Operating Agreement with Broward County.  The agreement was ratified by Broward County on March 20, 2012.  The term of the agreement is 30 years with two 10-year options.  The Agreement is subject to a State Infrastructure Bank (SIB) loan being awarded by the FDOT.  The Agreement provides the Company the land needed for the Company to construct an intermodal facility to serve its domestic and international business segments.  The total construction cost is approximately $53 million, $30 million of which will be funded through the SIB loan, $18 million of which will be from a FDOT grant and the balance of $5 million from the Company’s capital budget.

12. Guarantor Condensed Consolidated Financial Statements

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

The Consolidating Financial Statements herein present consolidating financial data for Holdings Corp. (on a parent only basis), FECR Corp. (on an issuer only basis), an elimination column for adjustments to arrive at the information for the parent company and subsidiaries on a consolidated basis as of March 31, 2012 and December 31, 2011 and for the three months ended March 31, 2012 and 2011.

Consolidating balance sheets as of March 31, 2012.

	Holdings Corp. (Parent)	FECR Corp. (Issuer)	Eliminations for Consolidation	Consolidation
Current assets:
Cash and cash equivalents	$34	$11,981	$—	$12,015
Restricted cash	—	125	—	125
Accounts receivable, net	—	32,731	—	32,731
Materials and supplies	—	5,302	—	5,302
Deferred income taxes	(111)	2,857	—	2,746
Prepaid and other current assets	4	2,844	—	2,848
Assets held for sale	—	201	—	201

Total current assets	(73)	56,041	—	55,968
Noncurrent assets:
Property, plant and equipment, less accumulated depreciation	—	781,243	—	781,243
Investments in affiliates	415,598	—	(415,598)	—
Investments in non-affiliates	—	96	—	96
Intangible assets, less accumulated amortization	—	262	—	262
Other assets	1,868	16,868	(1,185)	17,551

Total noncurrent assets	417,466	798,469	(416,783)	799,152

Total assets	$417,393	$854,510	$(416,783)	$855,120
Current liabilities:
Accounts payable and accrued expenses	$6	$28,112	$—	$28,118
Taxes payable	—	2,032	—	2,032
Deferred revenue	—	3,304	—	3,304
Other current liabilities	—	1,101	—	1,101

Total current liabilities	6	34,549	—	34,555
Deferred income taxes	(111)	19,688	—	19,577
Long-term debt	142,622	475,000	—	617,622
Other long-term liabilities	3,897	6,233	(1,185)	8,945

Total liabilities	146,414	535,470	(1,185)	680,699

Total stockholders’ (deficit) equity	270,979	319,040	(415,598)	174,421

Total liabilities and stockholders’ equity	$417,393	$854,510	$(416,783)	$855,120

Consolidating balance sheets as of December 31, 2011.

	Holdings Corp. (Parent)	FECR Corp. (Issuer)	Eliminations for Consolidation	Consolidation
Current assets:
Cash and cash equivalents	$44	$30,861	$—	$30,905
Restricted cash	—	125	—	125
Accounts receivable, net	—	31,085	—	31,085
Materials and supplies	—	3,143	—	3,143
Deferred income taxes	(145)	2,828	—	2,683
Prepaid and other current assets	—	2,138	—	2,138
Assets held for sale	—	219	—	219

Total current assets	(101)	70,399	—	70,298
Noncurrent assets:
Property, plant and equipment, less accumulated depreciation	—	782,612	—	782,612
Investments in affiliates	415,598	—	(415,598)	—
Investments in non-affiliates	—	96	—	96
Intangible assets, less accumulated amortization	—	276	—	276
Other assets	1,956	17,242	(650)	18,548

Total noncurrent assets	417,554	800,226	(416,248)	801,532

Total assets	$417,453	$870,625	$(416,248)	$871,830

Current liabilities:
Accounts payable and accrued expenses	$6	$41,094	$—	$41,100
Taxes payable	—	6,936	—	6,936
Deferred revenue	—	3,855	—	3,855
Other current liabilities	—	1,107	—	1,107

Total current liabilities	6	52,992	—	52,998
Deferred income taxes	(145)	17,687	—	17,542
Long-term debt	134,854	475,000	—	609,854
Other long-term liabilities	7,068	6,257	(650)	12,675

Total liabilities	141,783	551,936	(650)	693,069

Total stockholders’ (deficit) equity	275,670	318,689	(415,598)	178,761

Total liabilities and stockholders’ equity	$417,453	$870,625	$(416,248)	$871,830

Consolidating statement of operations for the three months ended March 31, 2012.

	Holdings Corp. (Parent)	FECR Corp. (Issuer)	Eliminations for Consolidation	Consolidation
Operating revenue	$—	$57,345	$—	$57,345
Operating expenses:
Labor and benefits	—	12,231	—	12,231
Equipment rents	—	3,147	—	3,147
Fuel	—	7,891	—	7,891
Purchased services	6	9,031	—	9,037
Depreciation and amortization	—	6,664	—	6,664
Net (gain) on sale and impairment of assets	—	(85)	—	(85)
Other	—	6,374	—	6,374

Total operating expenses	6	45,253	—	45,259

Operating income	(6)	12,092	—	12,086

Interest expense (net of interest income)	(4,150)	(10,465)	—	(14,615)
Other expense	—	2	—	2

Gain (Loss) before income taxes	(4,156)	1,629	—	(2,527)
Provision for income taxes	—	1,972	—	1,972

Net loss	$(4,156)	$(343)	$—	$(4,499)

Comprehensive loss	$(4,176)	$(311)	$—	$(4,487)

Consolidating statement of operations for the three months ended March 31, 2011.

	Holdings Corp. (Parent)	FECR Corp. (Issuer)	Eliminations for Consolidation	Consolidation
Operating revenue	$—	$51,485	$—	$51,485
Operating expenses:
Labor and benefits	—	12,235	—	12,235
Equipment rents	—	2,806	—	2,806
Fuel	—	6,701	—	6,701
Purchased services	—	8,265	—	8,265
Depreciation and amortization	—	6,853	—	6,853
Net gain on sale and impairment of assets	—	(74)	—	(74)
Other	—	5,925	—	5,925

Total operating expenses	—	42,711	—	42,711

Operating income	—	8,774	—	8,774

Interest expense (net of interest income)	(2,003)	(12,316)	—	(14,319)
Other expense	—	4	—	4

Loss before income taxes	(2,003)	(3,538)	—	(5,541)
Provision for income taxes	—	3,339	—	3,339

Net loss	$(2,003)	$(6,877)	$—	$(8,880)

Comprehensive loss	$(2,003)	$(6,861)	$—	$(8,864)

Consolidating statement of cash flows for the three months ended March 31, 2012.

	Holdings Corp. (Parent)	FECR Corp. (Issuer)	Eliminations for Consolidation	Consolidation
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(4,156)	$(343)	$—	$(4,499)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	—	6,664	—	6,664
Amortization of debt financing fees	155	726	—	881
Share-based compensation costs	—	502	—	502
Deferred taxes	—	1,972	—	1,972
Gain on sale and impairment of assets	—	(85)	—	(85)
Changes in operating assets and liabilities:
Accounts receivable	—	(1,646)	—	(1,646)
Prepaid and other current assets	(4)	(705)	—	(709)
Materials and supplies	—	(2,159)	—	(2,159)
Other assets and deferred charges	—	(353)	535	182
Accounts payable and accrued expenses	—	(12,982)	—	(12,982)
Taxes payable	—	(4,904)	—	(4,904)
Deferred revenue	—	(551)	—	(551)
Other current liabilities	—	172	—	172
Other long-term liabilities	4,530	(10)	(535)	3,985

Net cash (used in) provided by operating activities	525	(13,702)	—	(13,177)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of properties and equipment	—	(5,430)	—	(5,430)
Proceeds from disposition of assets	—	252	—	252

Net cash used in investing activities	—	(5,178)	—	(5,178)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of common stock outstanding	(535)	—	—	(535)

Net cash (used in) provided by financing activities	(535)	—	—	(535)

Net increase (decrease) in cash and cash equivalents	(10)	(18,880)	—	(18,890)
Cash and cash equivalents at beginning of period	44	30,861	—	30,905

Cash and cash equivalents at end of period	$34	$11,981	$—	$12,015

Supplemental cash flow information:
Cash paid for interest	$—	$19,277	$—	$19,277

Consolidating statement of cash flows for the three months ended March 31, 2011.

	Holdings Corp. (Parent)	FECR Corp. (Issuer)	Eliminations for Consolidation	Consolidation
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(2,003)	$(6,877)	$—	$(8,880)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	—	6,853	—	6,853
Amortization of debt financing fees	53	877	—	930
Share-based compensation costs	—	474	—	474
Deferred taxes	—	3,339	—	3,339
Net loss (gain) on sale and impairment of assets	—	(74)	—	(74)
Changes in operating assets and liabilities:
Accounts receivable	—	(3,096)	—	(3,096)
Prepaid and other current assets	—	82	—	82
Materials and supplies	—	(2,206)	—	(2,206)
Other assets and deferred charges	—	202	—	202
Accounts payable and accrued expenses	192	6,634	—	6,826
Taxes payable	—	(4,686)	—	(4,686)
Deferred revenue	—	181	—	181
Other current liabilities	—	(191)	—	(191)
Other long-term liabilities	1,951	(1,084)	—	867

Net cash provided by operating activities	193	428	—	621

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of properties and equipment	—	(3,850)	—	(3,850)
Release of interest reserve account	—	4,008	—	4,008
Proceeds from disposition of assets	—	2,935	—	2,935

Net cash provided by investing activities	—	3,093	—	3,093

CASH FLOWS FROM FINANCING ACTIVITIES:
Contribution to subsidiary from parent	(140,000)	140,000	—	—
Contribution from FECR Rail LLC	16,000	—	—	16,000
Proceeds from issuance of long-term debt	127,725	475,000	—	602,725
Payment on long-term debt	—	(601,185)	—	(601,185)
Purchase of common stock outstanding	—	(236)	—	(236)
Proceeds from issuance of preferred shares	125,000	—	—	125,000
Redemption of preferred share units	(126,111)	—	—	(126,111)
Financing costs	(2,077)	(15,044)	—	(17,121)

Net cash (used in) provided by financing activities	537	(1,465)	—	(928)

Net increase (decrease) in cash and cash equivalents	730	2,056	—	2,786
Cash and cash equivalents at beginning of period	—	9,306	—	9,306

Cash and cash equivalents at end of period	$730	$11,362	$—	12,092

Supplemental cash flow information:
Cash paid for interest	$1,111	$4,015	$—	$5,126

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

This management’s discussion and analysis of financial condition and results of operations contains forward-looking statements that involve risks and uncertainties.  You should read the following discussion in conjunction with our historical consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q and our annual audited consolidated financial statements and the notes thereto included in our annual report on Form 10-K filed with the SEC on March 15, 2012.  The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods, and our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those listed under “Risk Factors.”

Holdings Corp. was incorporated on January 10, 2011.  In January 2011, all of the equity interests in FECR Corp. were transferred from FECR Rail LLC to Holdings Corp., whereby Holdings Corp. became the immediate parent of FECR Corp.  Holdings Corp. is a holding company and has no direct operations or material assets other than its wholly owned interest in FECR Corp.  All of Holdings Corp.’s operations are conducted through its subsidiaries.  The only material differences between Holdings Corp. and FECR Corp. are Holdings Corp.’s separate debt obligations and related accounts, including deferred financing costs, amortization, payment of interest and payment of taxes.  Reclassifications in common stock and additional paid-in capital have been made to the Consolidated Financial Statements to reflect the capital structure for Holdings Corp. for the year ended December 31, 2011 and the three months ended March 31, 2012 and 2011, respectively.

Certain statements in this Quarterly Report on Form 10-Q and other information we provide from time to time may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including, but not necessarily limited to, statements relating to future events and financial performance. Words such as “anticipates,” “expects,” “intends,” “plans,” “projects,” “believes,” “appears,” “may,” “will,” “would,” “could,” “should,” “seeks,” “estimates” and variations on these words and similar expressions are intended to identify such forward-looking statements. These statements are based on management’s current expectations and beliefs and are subject to a number of factors that could lead to actual results materially different from those described in the forward-looking statements. We can give no assurance that its expectations will be attained. Accordingly, you should not place undue reliance on any forward-looking statements contained in this report. Factors that could have a material adverse effect on our operations and future prospects or that could cause actual results to differ materially from our expectations include, but are not limited to, number of external variables over which management has little or no control, including: domestic and international economic conditions; the business environment in industries that produce and consume rail freight; rising fuel costs; competition and consolidation within the transportation industry; the operations of carriers with which the Company interchanges traffic; our transportation of hazardous materials by rail; fluctuation in prices or availability of key materials, in particular diesel fuel; labor difficulties, including strikes and work stoppages; legislative and regulatory developments including rulings by the Surface Transportation Board or the Railroad Retirement Board; disruptions to our technology infrastructure, including computer systems; natural events such as severe weather, hurricanes and floods; and other risks detailed in our filings with the SEC. In addition, new risks and uncertainties emerge from time to time, and it is not possible for us to predict or assess the impact of every factor that may cause actual results to differ from those contained in any forward-looking statements. Such forward-looking statements speak only as of the date of this report. We expressly disclaim any obligation to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in expectations with regard thereto or change in events, conditions or circumstances on which any statement is based.

Overview

We own and operate a 351-mile freight railroad along the east coast of Florida from Jacksonville to Miami. Our railroad is one of only two major freight railroads serving Florida. We operate at a high level of density, which means that we carry a high number of units per track mile. In 2011, we carried approximately 1,219 units per mainline track mile, which we believe is more than any of the Class I railroads in the United States.

In 2011, we transported over 428,000 units on our railroad comprising various types of freight for over 500 customers. We transport products such as intermodal containers and trailers, crushed rock (aggregate), automobiles, food, and other industrial products. We are a major hauler of aggregate in the State of Florida and a key conduit for the transportation of automobiles into South Florida.

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

Our rail expenses consist of salaries (approximately 70% of our work force is covered by collective bargaining agreements), related payroll taxes and employee benefits, depreciation (primarily reflecting our capital requirements for maintaining current operations), insurance and casualty claim expenses, diesel fuel, repairs billed to/from others (generally, a net credit received from repairs of foreign cars on our line less repairs paid by us for our cars on a foreign line), property taxes, material and supplies, purchased services, and other expenses.  Our operating expenses include labor, equipment rents (locomotives and railcars), purchased services (contract labor and professional services), materials, and other expenses.

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

Highlights for the three months ended March 31, 2012 and 2011

•                            Operating revenue for the three months ended March 31, 2012 was $57.3 million, compared with $51.5 million for the three months ended March 31, 2011. The primary driver of this $5.8 million increase was increases in freight revenues, partially offset by decreased non-freight revenues.

•                            Freight revenues increased $6.2 million, or 13.4%, for the three months ended March 31, 2012, compared with the three months ended March 31, 2011, primarily due to increases in both carload and intermodal revenues, driven by negotiated rate increases, increased fuel surcharge recovery, and new business development.  Non-freight revenues decreased $0.4 million, or 7.5%, for the three months ended March 31, 2012, compared with the three months ended March 31, 2011, primarily due to the sale of locomotives in August 2011 that were previously under lease.

•                            Net loss for the three months ended March 31, 2012 was $4.5 million, compared with a net loss of $8.9 million for the three months ended March 31, 2011.  The primary driver of the net loss for the three months ended March 31, 2012, was the payment of interest expense of $19.3 million, as well as income tax expense of $2.0 million.  Operating income for the three months ended March 31, 2012 was $12.1 million, compared with $8.8 million for the three months ended March 31, 2011.

•                            Our operating ratio was 78.9% for the three months ended March 31, 2012, compared with an operating ratio of 83.0% for the three months ended March 31, 2011. This improvement was primarily due to higher revenue driven by increased rate per unit, as well an increase in carloads.

•                            During the three months ended March 31, 2012, we used $13.2 million in cash from our operating activities, and purchased $5.4 million in property and equipment.  In addition, we paid interest of $19.3 million during the three months ended March 31, 2012.

•                            Our income tax expense was $2.0 million for the three months ended March 31, 2012, which was a non-cash item, compared to income tax expense of $3.3 million for the three months ended March 31, 2011.  We believe that it is more likely than not that our net operating losses will expire unused for the year ended December 31, 2012.

Results of Operations

Comparison of Operating Results for the Three Months Ended March 31, 2012 and 2011

Operating Revenue

Operating revenues increased $5.8 million, or 11.3%, to $57.3 million for the three months ended March 31, 2012 from $51.5 million for the three months ended March 31, 2011.  This increase was due to higher freight revenues, partially offset by decreased non-freight revenues.

Freight revenues increased $6.2 million, or 13.4%, to $52.8 million for the three months ended March 31, 2012 from $46.6 million for the three months ended March 31, 2011.  The increase was primarily due to increased carload and intermodal revenues, driven by negotiated rate increases, increased fuel surcharge recovery and an amendment to contract terms with a major customer.  Total units increased 1.0% to 107,408 for the three months ended March 31, 2012, from 106,748 for the three months ended March 31, 2011.

The increase in average revenue per unit to $492 for the three months ended March 31, 2012 from $437 for the three months ended March 31, 2011 was primarily due to an increase in price and fuel surcharge recovery, and, to a lesser extent, a favorable mix impact.

The following table compares freight revenues, units, and average freight revenue per unit for the three months ended March 31, 2012 and 2011:

	Three Months ended March 31,
	2012			2011
	Freight Revenues	Units	Average Revenue per unit	Freight Revenues	Units*	Average Revenue per unit
	(in thousands, except unit and average revenue per unit)

Intermodal	$33,677	85,398	$394	$30,378	87,142	$349
Crushed Stone (Aggregate)	7,778	11,803	659	6,108	10,323	592
Food Products	2,991	2,608	1,147	2,583	2,199	1,175
Motor Vehicles & Equipment	3,161	2,408	1,313	2,036	1,656	1,229
Chemicals	1,839	1,076	1,709	1,869	1,147	1,629
Other	3,385	4,115	823	3,630	4,281	848
Carload Subtotal	19,154	22,010	870	16,226	19,606	828
Total	$52,831	107,408	$492	$46,604	106,748	$437

*The units for 2011 have been restated to conform with the 2012 presentation.

Intermodal revenues increased $3.3 million (Rate/Mix increase—$3.9 million; Volume decrease—$0.6 million) for the three months ended March 31, 2012, compared to the three months ended March 31, 2011. Rate/Mix represents the change in price per unit charged to the customer as well as the change in price per unit due to the mix in traffic as the rate per unit may vary per the commodity handled and the length of the haul. Our Rate/Mix increase was driven by an increase in actual price coupled with a slight positive increase in mix. Overall, Intermodal shipments decreased 2.0% or 1,744 units for the three months ended March 31, 2012, compared to the three months ended March 31, 2011.

Carload revenues for the three months ended March 31, 2012 increased $2.9 million (Rate/Mix increase—$0.9 million; Volume increase—$2.0 million) compared to the three months ended March 31, 2011.  Overall, carload shipments increased 12.3%, or 2,404 units, for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. This increase in carload revenue was primarily due to the net effect of the following:

•                            Crushed Stone (Aggregate) revenues increased $1.7 million, or 27.3%, primarily due to new business development.

•                            Food Products revenues increased $0.4 million, or 15.8%. This increase was driven by additional volumes that were lower in 2011 due to a temporary shift as one of our customers was retooling their manufacturing facility that we serve.

•                            Motor Vehicles & Equipment revenues increased $1.1 million, or 55.3%.  This increase was due to continued volume recovery from the earthquakes in Japan during the first quarter of 2011, and increased volumes for other car manufacturers, as well as price improvements.

•                            Chemicals revenues remained relatively comparable for the three months ended March 31, 2012 and 2011.

•                            Other revenues decreased $0.2 million, or 6.7%. This decrease is primarily due to a reduction in volumes.

Non-freight revenues decreased $0.4 million, or 8.2%, to $4.5 million for the three months ended March 31, 2012 from $4.9 million for the three months ended March 31, 2011. The primary decrease in non-freight revenues was due to the sale of locomotives in August 2011 that were previously under lease.

Operating Expenses

The following table sets forth the operating revenue and expenses for our consolidated operations for the periods indicated (dollars in thousands):

	Three Months ended March 31,
	2012		2011
	Amount	% of Operating Revenue	Amount	% of Operating Revenue
Operating revenue	$57,345	100.0%	$51,485	100.0%
Operating expenses:
Labor and benefits	12,231	21.3%	12,235	23.8%
Equipment rents	3,147	5.5%	2,806	5.5%
Diesel fuel	7,891	13.8%	6,701	13.0%
Purchased services	9,037	15.8%	8,265	16.0%
Depreciation and amortization	6,664	11.6%	6,853	13.3%
Net loss (gain) on sale and impairment of assets	(85)	(0.2)%	(74)	(0.1)%
Other expenses	6,374	11.1%	5,925	11.5%
Total operating expenses	$45,259	78.9%	$42,711	83.0%
Operating income	$12,086	21.1%	$8,774	17.0%

Operating expenses increased to $45.3 million for the three months ended March 31, 2012, from $42.7 million for the three months ended March 31, 2011, an increase of $2.6 million, or 6.0%. The operating ratio was 78.9% for the three months ended March 31, 2012 compared to 83.0% for the three months ended March 31, 2011. Set forth below is additional detail regarding changes in our operating expenses:

•                            Labor and benefits remained relatively consistent for the comparable periods.

•                            Equipment rents increased $0.3 million, or 12.2%, to $3.1 million.  This increase was mainly due to increased car hire expense.

•                            Purchased services increased $0.8 million, or 9.3%, to $9.0 million. This increase was mainly due to an amendment in contract terms with a major customer, in addition, we incurred increased fees related to SEC financials as we became effective in August 2011, and, lift costs increased due to increased volumes.

•                            Diesel fuel increased $1.2 million, or 17.8%, to $7.9 million. As a percentage of revenue, diesel fuel increased to 13.8% for the three months ended March 31, 2012, as compared to 13.0% for the three months ended March 31, 2011. The increase in diesel fuel was primarily due to an increase in the average price of fuel. The average price of fuel was $3.46 per gallon for the three months ended March 31, 2012 compared to the average price per gallon of $3.04 for the three months ended March 31, 2011.

•                            Depreciation and amortization remained relatively consistent for the comparable periods.

•                            Net gain on sale of assets remained relatively consistent for the comparable periods.

•                            Other expenses increased $0.4 million, or 7.6%, to $6.4 million primarily due to the expiration of the track maintenance agreement reimbursements of $0.8 million in 2011 partially offset by a favorable decrease in Hialeah yard rent of $0.5 million as we vacated a portion of the yard in June 2011, as well as miscellaneous increases of $0.1 million.

Other Income (Expense)

Interest Expense (net of interest income). Interest expense increased $0.3 million, or 2.1%, to $14.6 million for the three months ended March 31, 2012 from $14.3 million for the three months ended March 31, 2011.  The increase in interest expense is due to the timing of the issuance of the Senior PIK Toggle Notes. For the three months ended March 31, 2012, interest had accrued for an entire quarter, whereas for the three months ended March 31, 2011, interest had only accrued from the issuance of the Senior PIK Toggle Notes on February 11, 2011.

Other Income (Loss). Other income (loss) remained relatively consistent for the comparable periods.

Provision for Income Taxes. For the three months ended March 31, 2012, we believe that it is more likely than not that our net operating losses expected to be generated by the Company in 2012 will expire unused. Accordingly, we recognized tax expense in the amount of $2.0 million for the three months ended March 31, 2012.

Liquidity and Capital Resources

The discussion of liquidity and capital resources that follows reflects our consolidated results and includes all of our subsidiaries. We have historically met our liquidity requirements primarily from cash generated from operations and borrowings under our credit agreements which are used to fund capital expenditures and debt service requirements. For the three months ended March 31, 2012, there was a net cash outflow from operations of $13.2 million, whereas for the three months ended March 31, 2011, there was a net cash inflow of $0.6 million.

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

•                            Secured borrowings and lines of credits, under which $475.0 million was outstanding on the 8 1/8 % Notes, $30.0 million was available for borrowing under the ABL Facility, and $142.6 million was outstanding for the Senior PIK Toggle Notes as of March 31, 2012. As of December 31, 2011, $609.8 million was outstanding and there were no funds drawn on the ABL for both periods.

We expect that our cash flows from operations and existing credit facilities will be sufficient to meet our ongoing operating requirements, to fund capital expenditures for property, plant and equipment, and to satisfy our debt requirements. Our current projections of cash flows from operations and the availability of funds under our ABL Facility (as further described below) are expected to be sufficient to fund our maturing debt and contractual obligations in the next several years. No assurance can be made that we will be able to meet our financing and liquidity needs as currently contemplated. See “Risk Factors—Risks Related to Our Indebtedness - We have a substantial amount of indebtedness, which may adversely affect our cash flow and our ability to operate our business.”

Holdings Corp. is a holding company and, therefore, depends upon the performance of and distributions from our subsidiaries to meet its debt service obligations (including interest payments) under the Senior PIK Toggle Notes.  Legal and contractual restrictions in agreements governing current and future indebtedness, as well as the financial condition and operating requirements of our direct subsidiary, FECR Corp., may limit Holdings Corp.’s ability to obtain cash from FECR Corp. The indenture governing the 8 1/8 % Notes and the ABL Facility contain covenants that restrict FECR Corp.’s ability to pay cash dividends and make other distributions or loans to Holdings Corp. The earnings from, or other available assets of, FECR Corp. may not be sufficient to pay dividends or make distributions or loans to enable Holdings Corp. to make payments in respect of the notes when such payments are due. In addition, even if such earnings were sufficient, we cannot assure you that the agreements governing the current and future indebtedness of FECR Corp. will permit FECR Corp. to provide us with sufficient dividends, distributions or loans to fund interest and principal payments on the notes when due. Holdings Corp. will be forced to accrue interest on a “paid-in-kind” basis, to the extent that distributions from FECR Corp. are not sufficient to fulfill the interest obligations under the notes. Any interest accrued on a “paid-in-kind” basis will increase the overall cost of Holdings Corp.’s borrowings, as well as the cash ultimately required to fully satisfy Holdings Corp.’s obligations, under the Senior PIK Toggle Notes.

We have implemented capital spending programs designed to assure the ability to provide safe, efficient and reliable transportation services. For the remainder of 2012, we anticipate that 43.2% of the remaining estimated capital spend will be used to sustain core infrastructure. We funded these capital investments through cash generated from operations.

The remaining capital expenditures are for locomotives, freight cars, technology and high return growth or productivity investments such as the planned intermodal container rail service on our own rail line leading into the port of Miami. This project will enable cargo to be moved directly from the port’s facility to an inland distribution center and alleviate traffic congestion in and around the port. Port Miami estimates the total costs to be $50.0 million, of which we will contribute an estimated $9.0 million.  In 2011, we contributed $7.2 million to the port Miami project.

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

Cash Flow Information for the Three Months ended March 31, 2012 and 2011

Operating Activities

Cash used in operating activities was $13.2 million for the three months ended March 31, 2012 compared to cash provided by operating activities of $0.6 million for the three months ended March 31, 2011. The decrease in cash generated by operating activities of $13.8 million was due to the payment of interest on the 8 1/8% Notes in February 2012 offset by changes in working capital.

Investing Activities

Cash used in investing activities was $5.2 million for the three months ended March 31, 2012 compared to cash provided by investing activities of $3.1 million for the three months ended March 31, 2011. The increase in cash used in investing activities of $8.3 million was primarily related to the release of the interest reserve account of $4.0 million related to the 2011 Refinancing as well as a reduction in proceeds from the sale of assets of $2.6 million, and an increase of capital expenditures, mainly related to the Port Miami project, of $1.6 million for the three months ended March 31, 2012, compared to March 31, 2011.

Financing Activities

Cash used in financing activities was $0.5 million for the three months ended March 31, 2012 compared to cash used in financing activities of $0.9 million for the three months ended March 31, 2011.  The reduction in cash used in financing activities was primarily due to the impact of the refinancing activity during the three months ended March 31, 2011.

Long-term Debt

In connection with the Fortress Acquisition, FECR Corp., along with FECI, entered into the $1.656 billion Facility referred to as the “Old Facility”.

The Old Facility consisted of:

• $992.8 million Property Term Loan;

• $600.0 million Rail Term Loan;

• $13.2 million Delayed Draw Property Term Loan; and

• $50.0 million Revolving Credit Facility.

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

Refinancing

On January 25, 2011, FECR Corp. sold $475.0 million of 8 1/8 % Senior Secured Notes due 2017 (“Senior Secured Notes” or “8 1/8 % Notes”) in a private offering, for gross proceeds of $475.0 million.

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

The Senior Secured Notes are secured by first-priority liens on substantially all of the tangible and intangible assets of FECR Corp. and its subsidiary guarantors’ (other than the ABL collateral securing the ABL Facility) and a second-priority lien on ABL collateral. The guarantors are defined primarily as existing and future wholly owned domestic restricted subsidiaries. FECR Corp. may redeem up to 10% of the aggregate principal amount of the Senior Secured Notes issued during any 12-month period commencing on the issue date and ending on the third anniversary thereof at a price equal to 103% of the principal amount thereof plus accrued and unpaid interest, if any. FECR Corp. may also redeem some or all of the Senior Secured Notes at any time before February 2014 at a price equal to 100% of the aggregate principal amount thereof plus a make-whole premium. In addition, prior to February 1, 2014, FECR Corp. may redeem up to 35% of the Senior Secured Notes at a redemption price of 108.125% of the aggregate principal amount thereof with the proceeds from an equity offering. Subsequent to February 1, 2014, FECR Corp. may redeem the Senior Secured Notes at 104.063% of their principal amount. The premium then reduces to 102.031% commencing on February 1, 2015 and then 100% on February 1, 2016 and thereafter.

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

Shareholder Contribution of FECR Rail LLC

In January and February 2011, FECR Rail LLC contributed an aggregate $16.0 million to the Company.

The proceeds of the sale of the Series B Perpetual Preferred Stock and $15.0 million of the FECR Rail LLC contribution to the Company were further contributed to FECR Corp. This contribution of $140.0 million together with the proceeds of the issuance of the Senior Secured Notes were used to repay an amount outstanding of approximately $601.2 million under the Old Facility owned by FECR Corp., to pay certain fees and expenses incurred in connection with the offering of the 8 1/8 % Notes, and for general corporate purposes. FECI entered into a separate financing transaction whereby it paid down its outstanding balance of approximately $197.9 million under the Facility. As a result, the Facility is no longer outstanding and none of its obligations are further jointly and severally cross-guaranteed by the subsidiaries of FECI and the Company. None of the Company’s subsidiaries continue to guarantee the outstanding obligations of FECI.

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

Covenants

The indentures governing the Senior PIK Toggle Notes, the 8 1/8 % Notes and our ABL Facility contain certain covenants that put limitations and restrictions on us and our restricted subsidiaries’ ability to, among other things, incur additional indebtedness; issue preferred and disqualified stock; purchase or redeem capital stock; make certain investments; pay dividends or make other payments on loans or transfer property; sell assets; enter into certain types of transactions with affiliates involving consideration in excess of $5.0 million; create liens on certain assets; and sell all, or substantially all, of our assets or merge with or into another company.  In addition, if availability under the ABL Facility is below $7.5 million during any future period, FECR Corp. will be subject to a minimum fixed charge coverage ratio (as defined in the ABL Facility) of 1.1 to 1.0.  As of March 31, 2012, the Company was in compliance with all debt covenants.

Critical Accounting Policies

Our Consolidated Financial Statements have been prepared in conformity with U.S. GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. We base our estimates on historical experiences and assumptions believed to be reasonable under the circumstances and re-evaluate them on an ongoing basis. Those estimates form the basis for our judgments that affect the amounts reported in the Consolidated Financial Statements. Actual results could differ from our estimates under different assumptions or conditions. Our significant accounting policies, which may be affected by our estimates and assumptions, are more fully described in Note 2 “Summary of Significant Accounting Policies” in our Consolidated Financial Statements.

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

For a complete description of our accounting policies, see Note 2 “Summary of Significant Accounting Policies” to our Consolidated Financial Statements.

Recent Accounting Pronouncements

The adoption of recently issued accounting standards did not have any material impact on the consolidated financial statements, nor do we expect the pending adoption of recently issued accounting standards to have a material impact on the consolidated financial statements.

In 2011, the FASB issued Accounting Standards Update 2011-05, Comprehensive Income (Topic 220), Presentation of Comprehensive Income (“ASU 2011-05”) and Accounting Standards Update No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation and Reclassifications of Items Out of Accumulated Other Comprehensive Income (“ASU 2011-12”).  ASU 2011-5 improves the comparability, consistency and transparency of financial reporting and increases the prominence of items reported in other comprehensive income.  ASU 2011-5 is effective for interim and annual periods beginning after December 31, 2011.  As ASU 2011-5 relates specifically to presentation and disclosures the adoption of these provisions did not have any other impact on our consolidated financial statements.  The main purpose of ASU 2011-12 was to defer the effective date pertaining to reclassification adjustments out of accumulated other comprehensive income in ASU 2011-5, therefore it did not have an impact on the Company’s consolidated financial statements.

Off Balance Sheet Arrangements

We currently have no off balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks from changing interest rates and diesel fuel prices. Changes in these factors could cause fluctuations in earnings and cash flows.

Interest Rates. The 8 1/8% Notes issued on January 25, 2011 are fixed rate instruments, and therefore, would not be impacted by changes in interest rates.  In addition, the Senior PIK Toggle Notes issued on February 11, 2011 are also fixed interest rate instruments, and therefore, would not be impacted by changes in interest rates.  Our potential interest rate risk results from the ABL Facility as an increase in interest rates would result in lower earnings and increased cash outflows. We do not have any outstanding balances under the ABL Facility, but if we were to draw upon it, we would be subject to changes in interest rates.

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

ITEM 4. CONTROLS AND PROCEDURES

(a)       Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2012. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2012, the Company’s disclosure controls and procedures are effective at the reasonable assurance level.

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

The decline in economic activity in the United States and throughout the world over the past three years has had an adverse impact on our business. The global financial markets recently have undergone and may continue to experience significant volatility and disruption. The sustainability of an economic recovery is uncertain and additional macroeconomic, business and financial disruptions could have a material adverse effect on our operating results, financial condition and liquidity. In particular, our freight traffic is generally affected by overall economic conditions in Florida and the southeast United States, which have been severely impacted by the recent economic downturn. Our largest carload market, aggregates, is highly dependent upon the residential construction market, the commercial construction market and state and federal highway construction, each of which have been negatively affected by the recent economic conditions. The pace of residential construction as well as the level of state and federal highway and other public projects affect the amount of aggregate loadings that our customers request. During the recent economic downturn, the State of Florida has experienced an unprecedented decline in homebuilding. The condition of international economies, including the Caribbean, South America, Europe and Asian economies, can also affect our intermodal traffic.

We receive significant business from our customers who utilize the Port Miami and Port Everglades for shipping and cargo activity. Our railroad relies on these Ports to serve cargo ships on behalf of our customers for import and export freight. The decline of imports or exports at these Ports could have material adverse effect on our operating results, financial condition and liquidity. The Company plans to establish intermodal container rail service on its own rail line leading into the Port of Miami for an estimated cost to the Company of $9.0 million (see Note 11 to our Consolidated Financial Statements). This investment could be at risk should the volumes not support the investment.

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

Continuation or further worsening of current macroeconomic, business and financial conditions, particularly in the State of Florida and the southeast United States, could have a material adverse effect on our operating results, financial condition and liquidity.

Rising fuel costs could materially adversely affect our business.

Fuel costs were approximately 13.8% and 13.0% of our total operating revenue for the three months ended March 31, 2012 and 2011, respectively.  Fuel prices and supplies are influenced significantly by international, political and economic circumstances. If fuel supply shortages or unusual price volatility were to arise for any reason, the resulting higher fuel prices would significantly increase our operating costs. Increases in fuel price may be passed along to customers through a “fuel surcharge” or otherwise, though often with delayed effect. However, there are no assurances that these surcharges will cover the entire fuel price increase for a given period, or that competitive market conditions will effectively allow us to pass along this cost.

As part of our railroad operations, we frequently transport hazardous materials, the accidental release of which could have an adverse effect on our operating results, financial condition and liquidity.

We are required to transport hazardous materials to the extent of our common carrier obligation. An accidental release of hazardous materials could result in significant loss of life and extensive property damage. The associated costs could have an adverse effect on our operating results, financial condition and liquidity. In 2011, approximately 1.0% of our moves were related to hazardous materials.

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

In 2011, we received approximately $2.4 million from the assignment of tax credits for certain track maintenance expenditures pursuant to Section 45G of the Internal Revenue Code. Section 45G expired at the end of 2011. There can be no assurances that legislation renewing the availability of the Section 45G tax credit will be enacted.

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

Also, we, through operating agreements, currently lease approximately 3,210 rail cars from Greenbrier Leasing Corporation (“Greenbrier”), The CIT Group, First Union Rail and other entities, with lease lengths generally of three, five and ten years. Under the terms of the lease, the counterparty bills us an hourly rate based upon the length of time the car is on our railroad (on-line) or on another railroad (off-line). As a car goes off-line, a per diem rent sharing arrangement goes into effect whereby we and the counterparty apportion the rent based upon the length of time the car is off-line. Certain of these leases provide that we must pay the counterparty a base rent payment if the car remains on our line for a specified number of days. As a result, if a car remains on our line beyond certain periods of time, we may be required to pay our applicable counterparty a base rent amount even though we have not received any revenue under the contract because the car has not been off our line, which would reduce our operating results. Rents from Greenbrier, CIT, and other entities received by the Company were $1.5 million and $1.5 million, for the three months ended March 31, 2012 and 2011, respectively. By contrast, to date, the base rent payments that we have made to counterparties—i.e., payments we have made to counterparties in excess of the amount of revenue we have generated under the applicable lease—have been minimal.

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

As of March 31, 2012, our total indebtedness was approximately $618 million, including the Senior PIK Toggle Notes and the 8 1/8% Notes, which represented approximately 72% of our total capitalization. Our substantial indebtedness could have important consequences, including:

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

Holdings Corp. has no operations of its own and it derives all of its revenues and cash flow from FECR Corp. and its subsidiaries. FECR Corp. is a separate and distinct legal entity and has no obligation, contingent or otherwise, to make any funds available to pay Holdings Corp., whether by dividend, distribution, loan or other payments.  Holdings Corp. will depend on FECR Corp. (and any other subsidiaries that Holdings Corp. may form in the future) for dividends and other payments to generate the funds necessary to meet Holdings Corp.’s financial obligations, including payments of principal and interest on the Senior PIK Toggle Notes. Legal and contractual restrictions in agreements governing current and future indebtedness, as well as the financial condition and operating requirements of FECR Corp., may limit Holdings Corp.’s ability to obtain cash from FECR Corp. The indenture governing the 8 1/8 % Notes restricts FECR Corp.’s ability to pay cash dividends and make other distributions or loans to Holdings Corp. Although Holdings Corp. is a guarantor with respect to the 8 1/8% Notes, Holdings Corp.’s dependence on its subsidiaries to service its financial obligations, results in this guarantee providing little, if any, additional credit support for the 8 1/8% Notes.  In addition, the earnings from, or other available assets of, FECR Corp. may not be sufficient to pay dividends or make distributions or loans to enable Holdings Corp. to make payments in respect of the Senior PIK Toggle Notes when such payments are due. Furthermore, even if such earnings were sufficient, the agreements governing the current and future indebtedness of FECR Corp. may not permit FECR Corp. to provide us with sufficient dividends, distributions or loans to fund interest and principal payments on the Senior PIK Toggle Notes when due.

Despite our substantial indebtedness level, we and our subsidiaries will still be able to incur significant additional amounts of debt, which could further exacerbate the risks associated with our substantial indebtedness.

Subject to specified limitations, the indenture governing the notes permits Holding Corp. to incur additional debt. Further, the indenture governing the Senior PIK Toggle Notes, the indenture governing the 8 1/8 % Notes and the ABL Facility each permit our subsidiaries to incur additional debt. As of the date of this filing, FECR Corp. had $30.0 million of available borrowings under its ABL Facility. If new debt is added to our or any such subsidiary’s current debt levels, the risks described above could intensify.

Our debt agreements contain restrictions that limit our flexibility in operating our business.

The indentures governing the 8 1/8 % Notes, Senior PIK Toggle Notes and our ABL Facility contain various covenants that limit our ability to engage in specified types of transactions. The indentures and the ABL Facility’s covenants limit our and our restricted subsidiaries’ ability to, among other things:

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

A breach of any of these covenants or any other restrictive covenants contained in FECR Corp.’s ABL Facility or the indenture governing the Senior PIK Toggle Notes and the indenture governing the 8 1/8 % Notes could result in an event of default. If an event of default under FECR Corp.’s ABL Facility, the indenture governing the Senior PIK Toggle Notes or the indenture governing the 8 1/8 % Notes occurs, the holders of the affected indebtedness could declare all amounts outstanding, together with accrued interest, to be immediately due and payable, which, in turn, could cause the default and acceleration of the maturity of our or FECR Corp.’s other indebtedness. If we were unable to pay such amounts, the lenders under FECR Corp.’s ABL Facility and noteholders of the 8 1/8 % Notes could proceed against the collateral pledged to them.

We may not be able to generate sufficient cash to service the 8 1/8 % Notes or our other indebtedness, and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

Our ability to make scheduled payments on or to refinance our debt obligations depends on our financial condition and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We may not be able to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on the notes or our other indebtedness. Any payments we make directly or indirectly to our parent companies would reduce the level of cash available to us to make the scheduled payments in respect of the 8 1/8 % Notes.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance the 8 1/8% Notes or our other indebtedness. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of the indenture governing the 8 1/8% Notes and existing or future debt instruments may restrict us from adopting some of these alternatives. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations.

ITEM 6.                                                     EXHIBITS

Exhibits

4.5

First Supplemental Indenture, dated as of March 14, 2012, by and among Florida East Coast Holdings Corp., Florida East Coast Railway Corp., the existing guarantors named therein, and Wells Fargo Bank, National Association, incorporated by reference to Exhibit 4.5 to Florida East Coast Holdings Corp.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

101.INS †	XBRL Instance Document

101.SCH †	XBRL Taxonomy Extension Schema Document

101.CAL †	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF †	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB †	XBRL Taxonomy Extension Label Linkbase Document

101.PRE †	XBRL Taxonomy Extension Presentation Linkbase Document

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

FLORIDA EAST COAST HOLDINGS CORP.
Date: May 10, 2012	By:	/s/ John Brenholt
John Brenholt, Executive Vice President and
Chief Financial Officer
(on behalf of Registrant and as Principal
Financial Officer)