Form 10-Q
period 2012-06-30
Florida East Coast Holdings Corp.
filed 2012-08-14
CIK 1519625

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒            Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012, or

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

As of August 14, 2012 there were 252,307 shares of the Registrant’s common stock outstanding.

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

FLORIDA EAST COAST HOLDINGS CORP.

INDEX TO FORM 10-Q

QUARTER ENDED JUNE 30, 2012

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

FLORIDA EAST COAST HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands except for share amounts)

	June 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$27,255	$30,905
Restricted cash	126	125
Accounts receivable, net	32,520	31,085
Materials and supplies	5,381	3,143
Deferred income taxes	2,686	2,683
Prepaid and other current assets	2,842	2,138
Assets held for sale	201	219
Total current assets	71,011	70,298
Noncurrent assets:
Property, plant and equipment, less accumulated depreciation	779,093	782,612
Investments in nonaffiliates	74	96
Intangible assets, less accumulated amortization	248	276
Other assets	16,752	18,548
Total noncurrent assets	796,167	801,532
Total assets	$867,178	$871,830
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$37,177	$41,100
Taxes payable	3,620	6,936
Deferred revenue	2,497	3,855
Other current liabilities	1,375	1,107
Total current liabilities	44,669	52,998
Deferred income taxes	21,080	17,542
Long-term debt	617,691	609,854
Other long-term liabilities	12,891	12,675
Total liabilities	696,331	693,069
Stockholders’ equity:
Series A Perpetual Preferred Stock, $0.01 par value, 1,000,000 shares authorized, 24,151 shares issued and outstanding as of June 30, 2012 and as of December 31, 2011	—	—
Series B Perpetual Preferred Stock, $0.01 par value, 150,000 shares authorized and none outstanding as of June 30, 2012 and December 31, 2011	—	—
Common stock, $0.01 par value, 1,000,000 shares authorized; 252,307 shares issued and outstanding as of June 30, 2012 and 250,943 shares issued and outstanding as of December 31, 2011	3	3
Additional paid-in capital	285,826	284,642
Accumulated deficit	(114,156)	(105,032)
Accumulated other comprehensive loss	(826)	(852)
Total stockholders’ equity	170,847	178,761
Total liabilities and stockholders’ equity	$867,178	$871,830

The accompanying notes are an integral part of the Consolidated Financial Statements.

FLORIDA EAST COAST HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Operating revenue	$58,499	$53,011	$115,844	$104,496
Operating expenses:
Labor and benefits	11,922	11,532	24,153	23,768
Equipment rents	3,187	2,824	6,334	5,630
Fuel	7,178	7,449	15,069	14,150
Purchased services	11,401	8,654	20,437	16,919
Depreciation and amortization	6,700	6,808	13,364	13,661
Net (gain) loss on sale and impairment of assets	(9)	1,833	(94)	1,759
Other	6,353	7,432	12,728	13,356
Total operating expenses	46,732	46,532	91,991	89,243
Operating income	11,767	6,479	23,853	15,253
Interest expense, net of interest income	(14,371)	(14,241)	(28,986)	(28,560)
Other income	77	(1)	79	3
Loss before income taxes	(2,527)	(7,763)	(5,054)	(13,304)
Provision for income taxes	1,563	2,905	3,535	6,244
Net loss	$(4,090)	$(10,668)	$(8,589)	$(19,548)

Comprehensive loss	$(4,076)	$(10,658)	$(8,565)	$(19,522)

The accompanying notes are an integral part of the Consolidated Financial Statements.

FLORIDA EAST COAST HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2012	2011
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(8,589)	$(19,548)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	13,364	13,661
Amortization of debt financing fees	1,762	1,763
Share based compensation costs	1,105	875
Deferred taxes	3,535	6,244
Net (gain) loss on sale and impairment of assets	(94)	1,759
Changes in operating assets and liabilities:
Change in restricted cash	(1)	—
Accounts receivable	(1,435)	(2,711)
Prepaids and other current assets	(704)	864
Materials and supplies	(2,238)	(1,465)
Other assets and deferred charges	203	273
Accounts payable and accrued expenses	(3,923)	14,625
Taxes payable	(3,316)	(3,139)
Deferred revenue	(1,358)	(113)
Other current liabilities	345	(176)
Other long-term liabilities	7,946	4,000
Net cash provided by operating activities	6,602	16,912
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of properties and equipment	(10,060)	(9,393)
Release of interest reserve account	—	4,008
Proceeds from disposition of assets	379	3,648
Net cash used in investing activities	(9,681)	(1,737)
CASH FLOWS FROM FINANCING ACTIVITIES:
Contributions from FECR Rail LLC	—	16,000
Payment on long-term debt	—	(601,185)
Proceeds from issuance of long-term debt	—	602,725
Purchase of common shares outstanding	(535)	(236)
Proceeds from issuance of preferred shares	—	125,000
Redemption of preferred share units (including interest paid)	—	(126,111)
Financing costs	(36)	(17,587)
Net cash used in financing activities	(571)	(1,394)
Net increase (decrease) in cash and cash equivalents	(3,650)	13,781
Cash and cash equivalents at beginning of period	30,905	9,306
Cash and cash equivalents at end of period	$27,255	$23,087

Supplemental cash flow information:
Cash paid for interest	$19,277	$5,126

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

The following methods and assumptions were used to estimate the fair value of each class of financial instruments held by the Company:

•                                          Current assets and current liabilities: cash and cash equivalents, accounts receivable, as well as accounts payable and accrued expenses, as reflected in the consolidated balance sheets, approximate fair value because of the short-term nature of these instruments (Level 1 inputs).

•                                          Long-term debt: the fair value of the Company’s Senior Secured Notes and Senior PIK Toggle Notes is based on secondary market indicators (quoted market prices of these instruments) at the date of measurement (Level 2 inputs).

The carrying amounts and estimated fair values of the Company’s financial instruments were as follows (in thousands):

	June 30, 2012
	Carrying Amount	Fair Value
Cash and cash equivalents	$27,255	$27,255
Senior Secured Notes	475,000	500,650
Senior PIK Toggle Notes	142,691	121,644

The Company had no Level 3 inputs as of June 30, 2012.

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

4. Related-Party Transactions

Management and facility and equipment rents

The Company incurred net charges of $0.4 million and $0.4 million for facility rents to affiliates of FECI for the three months ended June 30, 2012 and 2011, respectively. During the six months ended June 30, 2012 and 2011, the Company incurred net charges of $0.8 million and $0.8 million, respectively, for facility rents to affiliates of FECI.  In addition, the Company allocated net proceeds of $0.4 million and $0.1 million for management services related to our right-of-way and for FECI’s passenger rail program for the three months ended June 30, 2012 and 2011, respectively. The Company allocated net proceeds of $0.7 million and $0.1 million for management services related to our right-of-way and for FECI’s passenger rail program for the six months ended June 30, 2012 and 2011, respectively. As of June 30, 2012 and December 31, 2011, the Company had an outstanding net receivable of $0.5 million and zero, respectively.

In addition, the Company allocated net proceeds of $0.4 million and $0.6 million for management services, and facility and equipment rents to affiliates of RailAmerica, Inc. (“RailAmerica”) for the three months ended June 30, 2012, and 2011, respectively. During the six months ended June 30, 2012 and 2011, the Company allocated net proceeds of $0.7 million and $1.8 million, respectively, for management services and facility and equipment rents to affiliates RailAmerica. The net charges include expenses for (1) services provided from time to time for certain reciprocal administrative services, including finance, accounting, human resources, information technology, purchasing and legal, (2) for fees received related to leased locomotives rented to RailAmerica’s affiliated companies and (3) for office space sub-leased to RailAmerica. The majority of the leased locomotives were subsequently sold to RailAmerica during the third quarter of 2011.  The Company had a net receivable from RailAmerica of $0.2 million and $0.1 million as of June 30, 2012 and December 31, 2011, respectively.

Effective June 1, 2011, the Company entered into an agreement with RailAmerica’s wholly-owned subsidiary, Atlas Road Construction, L.L.C., to provide engineering and construction services for the Port Miami project.  The Company incurred net charges of $0.2 million and zero for the three months ended June 30, 2012 and 2011, respectively.  During the six months ended June 30, 2012 and 2011, the Company incurred net charges of $2.2 million and zero, respectively, for engineering and construction services for the Port Miami project.  As of June 30, 2012 and December 31, 2011, the Company had an outstanding payable of $0.4 million and $6.0 million, respectively.

The Company rents chassis equipment for ordinary business operations from TRAC Intermodal, an entity indirectly owned by funds managed by affiliates of Fortress. These rents are based on current market rates for similar assets. During the three months ended June 30, 2012 and 2011, the Company incurred net charges in the amounts of $0.1 million and $0.1 million, respectively.  For the six months ended June 30, 2012 and 2011, the Company incurred net charges in the amounts of $0.3 million and $0.3 million, respectively.  As of June 30, 2012 and December 31, 2011, the Company had an outstanding payable of zero and $0.1 million, respectively.

Lease of FECI’s rail yard

On January 24, 2011, the Company entered into an amended and restated rail yard lease, which, among other things: extends the date to vacate to December 31, 2035 (unless the Company elects not to renew the lease); commencing on January 1, 2011, provides for an annual rental fee of $4.5 million a year (subject to a 2.5% annual increase); provides the Company the right to purchase certain land from FECI at a mutually determined fair market value; provides FECI with the right to relocate the Company (at its expense) from such land to comparable property with competitive rental rates. The lease is cancellable after five years with a two year notice requirement. The Railway paid $1.3 million and $1.7 million for the rail yard base rent for the three months ended June 30, 2012 and 2011, respectively and $2.5 million and $3.5 million for the six months ended June 30, 2012 and 2011, respectively.

5. Income Taxes

It is more likely than not that the net operating losses expected to be generated by the Company in 2012 will expire unused.  Accordingly, the Company has recognized tax expense in 2012 to reflect an increase in the Company’s deferred tax valuation allowance.  As such, the Company recorded an income tax expense of $1.6 million and $2.9 million, for the three months ended June 30, 2012 and 2011, respectively.  For the six months ended June 30, 2012 and 2012, the Company recorded income tax expense of $3.5 million and $6.2 million, respectively.

A valuation allowance against deferred tax assets is required if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company established a valuation allowance of $48.0 million and $42.6 million as of June 30, 2012 and December 31, 2011, respectively, to reduce deferred tax assets to their expected realizable value.

The Company has net operating loss carryforwards as of June 30, 2012, as follows:

•      U. S.—$270.8 million (expiration periods: 2028—2032)

•      Florida—$279.1 million (expiration periods: 2028—2032)

The Company recognizes interest and penalties related to uncertain tax positions in its provision for income taxes. As of December 31, 2011, the Company did not believe that it had any uncertain tax positions. As of December 31, 2011, the U.S. and Florida taxing jurisdiction remains open to examination for the years 2010, 2009, and 2008.

6. Long-Term Debt

Debt consisted of the following:

	June 30, 2012	December 31, 2011
	(in thousands)
Senior Secured Credit Facility:
Senior Secured Notes	475,000	475,000
Senior PIK Toggle Notes (net of original discount of $1,988)	142,691	134,854
ABL Credit Facility	—	—
Total debt	617,691	609,854
Less: Current maturities	—	—
Long-term debt, less current maturities	$617,691	$609,854

Interest expense was $10.2 million on the Senior Secured Notes and $4.2 million on the PIK Toggle Notes for the three months ended June 30, 2012.  Interest expense was $10.4 million on the Senior Secured Notes and the Old Facility and $3.8 million on the PIK Toggle Notes for the three months ended June 30, 2011.  Interest expense was $20.6 million on the Senior Secured Notes and $8.4 million on the PIK Toggle Notes for the six months ended June 30, 2012.  Interest expense was $22.7 million on the Senior Secured Notes and the Old Facility and $5.9 million on the PIK Toggle Notes for the six months ended June 30, 2011.

On January 25, 2011, FECR Corp. sold $475.0 million of 8 1/8% Senior Secured Notes due 2017 (“Senior Secured Notes” or “8 1/8% Notes”) in a private offering, for gross proceeds of $475.0 million.  In connection with the issuance of the Senior Secured Notes, FECR Corp. and certain of its subsidiaries also entered into the Asset-Based Lending (“ABL”) Facility that matures on January 25, 2015.  Availability on the ABL Facility as of June 30, 2012 was $30.0 million and was undrawn.

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

Shareholder Contribution of FECR Rail LLC

In January and February 2011, FECR Rail LLC contributed an aggregate $16.0 million to the Company.

The proceeds of the sale of the Series B Perpetual Preferred Stock and $15.0 million of the FECR Rail LLC contribution to the Company were further contributed to FECR Corp. This contribution of $140.0 million together with the proceeds of the issuance of the Senior Secured Notes were used to repay an amount outstanding of approximately $601.2 million under the Old Facility owned by FECR Corp., to pay certificate fees and expenses incurred in connection with the offering of the 8 1/8% Notes, and for general corporate purposes.

Senior PIK Toggle Notes

On February 11, 2011, Holdings Corp. sold $130.0 million of 101/2 / 11 1/4% Senior Payment in Kind Toggle Notes due 2017 (the “Senior PIK Toggle Notes”) in a private offering, for net proceeds of $127.7 million. The Senior PIK Toggle Notes are senior unsecured obligations that are not guaranteed by any of Holdings Corp.’s subsidiaries.

Holdings Corp. may redeem the notes in whole or in part at a redemption price of 107.5%, 105%, 102.5%, and 100%, plus accrued and unpaid interest thereon for the subsequent periods after August 1, 2012 as follows: August 1, 2012 through January 31, 2013; February 1, 2013 through January 31, 2014; February 1, 2014 through January 31, 2015; and February 1, 2015 and thereafter, respectively.

The Senior PIK Toggle Notes will pay interest semi-annually in arrears on each February 1 and August 1, commencing on August 1, 2011. Thereafter and up to February 1, 2016, Holdings Corp. may elect to pay interest on the Senior PIK Toggle Notes (1) entirely in cash at a rate of 10.5% , (2) entirely by increasing the principal amount of the note or by issuing new notes for the entire amount of the interest payment, at a rate per annum equal to the cash interest rate of 10.5% plus 75 basis points (in each case, PIK interest), or (3) 50% as cash interest and 50% as PIK interest. After February 1, 2016, interest will be payable entirely in cash.  The first and second semi-annual interest payments on the Senior PIK Toggle Notes were paid in kind on August 1, 2011 and February 1, 2012, respectively.  In addition, the Company has elected to pay in kind the interest payments due on August 1, 2012 and February 1, 2013.

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

As of June 30, 2012, the Senior Secured Notes and Senior PIK Toggle Notes will mature as follows (in thousands):

	Senior Secured Notes	Senior PIK Toggle Notes	Total
2012	$—	$—	$—
2013	—	—	—
2014	—	—	—
2015	—	—	—
2016	—	—	—
Thereafter	$475,000	$142,691	$617,691

7 . Preferred Stock

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

As of June 30, 2012, and December 31, 2011, the total unpaid preferred yield was $5.4 million, and $3.4 million, respectively, on the then 19,809 preferred share units with a carrying value of $19.8 million for both years.

8. Share-Based Compensation

In February and March 2012, the Company granted 539 restricted share units (“RSUs”) with respect to shares of common stock, par value $0.01 to certain executives.  The fair value at grant date was $0.7 million and the shares vest over a three-year term.  The grant date fair value of the restricted shares is based upon the market value of the Company’s common stock as of the most recent quarterly evaluation performed.

Share-based compensation expenses for the three months ended June 30, 2012 and 2011 were $0.6 million and $0.4 million, respectively. Share-based compensation expenses for the six months ended June 30, 2012 and 2011 were $1.1 million and $0.9 million, respectively.

9. Commitments and Contingencies

The Company is the defendant and plaintiff in various lawsuits resulting from its operations. In the opinion of management, appropriate provisions have been made in the Consolidated Financial Statements for the estimated liability that is probable of resulting from disposition of such matters. The Company maintains comprehensive liability insurance for bodily injury and property claims, but has maintained self-insured retention under the insurance program for some of the cost for these exposures.

In September 2006, the Florida Department of Environmental Protection (“FDEP”) notified the Company and an adjacent property owner that they had been identified as potentially responsible parties (“PRPs”) as a result of an investigation into contaminated groundwater in Fort Pierce, Florida. Based upon site assessments performed in 2010 and 2009, the Company estimated the potential remediation and cleanup costs could be material even if the source of the contamination did not reside on its property. As of June 30, 2012 and December 31, 2011, the Company had accrued $1.5 million and $1.5 million, respectively, related to the alleged contamination of which $1.1 million is expected to be paid over the next 5 to 10 years. In February 2012, FDEP requested the Company conduct additional testing before beginning remediation of the site.  The parties met on April 27, 2012. It was agreed during this meeting that the Company’s scope of testing is complete and the Company can initiate a pilot remediation of the property.  The Company will initiate the pilot remediation before the end of 2012.

In addition to the above site, the Company monitors a small number of other sites leased to others, or acquired by the Company or its subsidiaries. Based on management’s ongoing review and monitoring of these sites, and the ability to seek contribution or indemnification from the PRPs, the Company does not expect to incur material additional costs.

In addition, the Company had accrued approximately $0.5 million related to various other environmental incidents as of June 30, 2012.  As of December 31, 2011, the Company had accrued approximately $0.2 million related to various other environmental incidents.

It is difficult to quantify future environmental costs as many issues relate to actions by third parties or changes in environmental regulations. However, based on information presently available, management believes that the ultimate disposition of currently known matters will not have a material effect on the financial position, liquidity, or results of operations of the Company.

10. Track Maintenance Agreement

In the first quarter of 2011, the Company entered into a Track Maintenance Agreement with an unrelated third-party customer (the “Shipper”). Under the agreement, the Shipper paid for qualified railroad track maintenance expenditures during 2011 in exchange for the assignment of railroad track miles, which permits the Shipper to claim certain tax credits pursuant to Section 45G of the Internal Revenue Code. The Shipper paid $0.6 million and $1.4 million for the three and six months ended June 30, 2011, respectively, of maintenance expenditures. This amount is included in other expenses as a reduction to expense in the Consolidated Statement of Operations. The track maintenance tax credit has not yet been renewed by Congress for 2012.  There can be no assurances that legislation renewing the availability of the Section 45G tax credit will be enacted and, if enacted, will be retroactive to the beginning of the 2012 calendar year.

11. Port Activity

In October 2010, Miami-Dade County, owner of the Port of Miami, was awarded a $22.8 million federal grant under the U.S. Department of Transportation’s Transportation Investment Generating Economic Recovery II (“TIGER”) program to rehabilitate the port’s rail bridge and construct new rail facilities on port property (“on-port project”). These projects will enable cargo to be moved directly from the port’s facility to an inland distribution center and alleviate traffic congestion in and around the port. The Company plans to establish intermodal container rail service on its own rail line leading into the port at an estimated total cost of $18.3 million (“off-port project”). The Company signed an agreement with the Florida Department of Transportation (“FDOT”) on January 24, 2011, in which FDOT will participate in funding of the “off-port project” and will reimburse the Company an estimated $9.1 million of the total cost.  On September 20, 2011, Miami-Dade County entered into a Rail Bridge Construction Agreement with the Company. Under this agreement, the Company is responsible for the administration of the construction work for the Bascule Bridge over Biscayne Bay which connects the Company’s Port Lead to the Port of Miami.

As of June 30, 2012, the Company had incurred approximately $18.3 million of capital expenditures project to date related to the Port Miami project.  Of this amount, the Company has reduced this capital expenditure by $9.1 million of grant proceeds. For the three months ended June 30, 2012, and 2011, the Company had incurred approximately $0.4 million and $1.4 million, of capital expenditures related to the Port Miami project.  Of this amount, the Company has reduced this capital expenditure by $0.2 million and $0.7 million, respectively. For the six months ended June 30, 2012, and 2011, the Company had incurred approximately $3.6 million and $1.4 million, of capital expenditures related to the Port Miami project.  Of this amount, the Company has reduced this capital expenditure by $1.8 million and $0.7 million, respectively.

On January 31, 2012, the Company entered into a Port Everglades Intermodal Container Transfer Facility Lease and Operating Agreement with Broward County.  The agreement was ratified by Broward County on March 20, 2012.  The term of the agreement is 30 years with two 10-year options.  The Agreement is subject to a State Infrastructure Bank (SIB) loan being awarded by the FDOT. The Agreement provides the Company the land needed for the Company to construct an intermodal facility to serve its domestic and international business segments.  The total construction cost is approximately $53 million, $30 million of which will be funded through the SIB loan, $18 million of which will be from a FDOT grant and the balance of $5 million from the Company’s capital budget.  The Company has been awarded $6 million of the $18 million FDOT grant as of June 30, 2012.  The balance of the FDOT grant is expected to be funded by September 30, 2012.  The SIB loan has not closed as of June 30, 2012.  The SIB loan negotiations continue with an anticipated close by September 30, 2012.

12. Impairment of Assets

During the second quarter of 2011, the Company entered into a plan to dispose of certain locomotives that are currently under lease.  The Company classified these locomotives as held for sale, and recorded a charge of $2.8 million to adjust their carrying value to their fair value.  The sale was executed during the third quarter of 2011 and the Company received proceeds of $4.5 million.

13. Guarantor Condensed Consolidated Financial Statements

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

The Consolidating Financial Statements herein present consolidating financial data for Holdings Corp. (on a parent only basis), FECR Corp. (on an issuer only basis), an elimination column for adjustments to arrive at the information for the parent company and subsidiaries on a consolidated basis as of June 30, 2012 and December 31, 2011 and for the three and six months ended June 30, 2012 and 2011.

Consolidating balance sheets as of June 30, 2012.

	Holdings Corp. (Parent)	FECR Corp. (Issuer)	Eliminations for Consolidation	Consolidation
Current assets:
Cash and cash equivalents	$34	$27,221	$—	$27,255
Restricted cash	—	126	—	126
Accounts receivable, net	—	32,520	—	32,520
Materials and supplies	—	5,381	—	5,381
Deferred income taxes	(148)	2,834	—	2,686
Prepaid and other current assets	2	2,840	—	2,842
Assets held for sale	—	201	—	201

Total current assets	(112)	71,123	—	71,011
Noncurrent assets:
Property, plant and equipment, less accumulated depreciation	—	779,093	—	779,093
Investments in affiliates	415,598	—	(415,598)	—
Investments in non-affiliates	—	74	—	74
Intangible assets, less accumulated amortization	—	248	—	248
Other assets	1,781	16,156	(1,185)	16,752

Total noncurrent assets	417,379	795,571	(416,783)	796,167

Total assets	$417,267	$866,694	$(416,783)	$867,178
Current liabilities:
Accounts payable and accrued expenses	$—	$37,177	$—	$37,177
Taxes payable	—	3,620	—	3,620
Deferred revenue	—	2,497	—	2,497
Other current liabilities	—	1,375	—	1,375

Total current liabilities	—	44,669	—	44,669
Deferred income taxes	(148)	21,228	—	21,080
Long-term debt	142,691	475,000	—	617,691
Other long-term liabilities	7,963	6,113	(1,185)	12,891

Total liabilities	150,506	547,010	(1,185)	696,331

Total stockholders’ (deficit) equity	266,761	319,684	(415,598)	170,847

Total liabilities and stockholders’ equity	$417,267	$866,694	$(416,783)	$867,178

Consolidating balance sheets as of December 31, 2011.

	Holdings Corp. (Parent)	FECR Corp. (Issuer)	Eliminations for Consolidation	Consolidation
Current assets:
Cash and cash equivalents	$44	$30,861	$—	$30,905
Restricted cash	—	125	—	125
Accounts receivable, net	—	31,085	—	31,085
Materials and supplies	—	3,143	—	3,143
Deferred income taxes	(145)	2,828	—	2,683
Prepaid and other current assets	—	2,138	—	2,138
Assets held for sale	—	219	—	219

Total current assets	(101)	70,399	—	70,298
Noncurrent assets:
Property, plant and equipment, less accumulated depreciation	—	782,612	—	782,612
Investments in affiliates	415,598	—	(415,598)	—
Investments in non-affiliates	—	96	—	96
Intangible assets, less accumulated amortization	—	276	—	276
Other assets	1,956	17,242	(650)	18,548

Total noncurrent assets	417,554	800,226	(416,248)	801,532

Total assets	$417,453	$870,625	$(416,248)	$871,830

Current liabilities:
Accounts payable and accrued expenses	$6	$41,094	$—	$41,100
Taxes payable	—	6,936	—	6,936
Deferred revenue	—	3,855	—	3,855
Other current liabilities	—	1,107	—	1,107

Total current liabilities	6	52,992	—	52,998
Deferred income taxes	(145)	17,687	—	17,542
Long-term debt	134,854	475,000	—	609,854
Other long-term liabilities	7,068	6,257	(650)	12,675

Total liabilities	141,783	551,936	(650)	693,069

Total stockholders’ (deficit) equity	275,670	318,689	(415,598)	178,761

Total liabilities and stockholders’ equity	$417,453	$870,625	$(416,248)	$871,830

Consolidating statement of operations for the three months ended June 30, 2012.

	Holdings Corp. (Parent)	FECR Corp. (Issuer)	Eliminations for Consolidation	Consolidation
Operating revenue	$—	$58,499	$—	$58,499
Operating expenses:
Labor and benefits	—	11,922	—	11,922
Equipment rents	—	3,187	—	3,187
Fuel	—	7,178	—	7,178
Purchased services	(6)	11,407	—	11,401
Depreciation and amortization	—	6,700	—	6,700
Net (gain) on sale and impairment of assets	—	(9)	—	(9)
Other	—	6,353	—	6,353

Total operating expenses	(6)	46,738	—	46,732

Operating income	6	11,761	—	11,767

Interest expense (net of interest income)	(4,224)	(10,147)	—	(14,371)
Other expense	—	77	—	77

Gain (Loss) before income taxes	(4,218)	1,691	—	(2,527)
Provision for income taxes	—	1,563	—	1,563

Net gain (loss)	$(4,218)	$128	$—	$(4,090)

Comprehensive loss	$(4,218)	$142	$—	$(4,076)

Consolidating statement of operations for the three months ended June 30, 2011.

	Holdings Corp. (Parent)	FECR Corp. (Issuer)	Eliminations for Consolidation	Consolidation
Operating revenue	$—	$53,011	$—	$53,011
Operating expenses:
Labor and benefits	—	11,532	—	11,532
Equipment rents	—	2,824	—	2,824
Fuel	—	7,449	—	7,449
Purchased services	—	8,654	—	8,654
Depreciation and amortization	—	6,808	—	6,808
Net loss on sale and impairment of assets	—	1,833	—	1,833
Other	—	7,432	—	7,432

Total operating expenses	—	46,532	—	46,532

Operating income	—	6,479	—	6,479

Interest expense (net of interest income)	(3,845)	(10,396)	—	(14,241)
Other expense	—	(1)	—	(1)

Loss before income taxes	(3,845)	(3,918)	—	(7,763)
Provision for income taxes	—	2,905	—	2,905

Net loss	$(3,845)	$(6,823)	$—	$(10,668)

Comprehensive loss	$(3,845)	$(6,813)	$—	$(10,658)

Consolidating statement of operations for the six months ended June 30, 2012.

	Holdings Corp. (Parent)	FECR Corp. (Issuer)	Eliminations for Consolidation	Consolidation
Operating revenue	$—	$115,844	$—	$115,844
Operating expenses:
Labor and benefits	—	24,153	—	24,153
Equipment rents	—	6,334	—	6,334
Fuel	—	15,069	—	15,069
Purchased services	—	20,437	—	20,437
Depreciation and amortization	—	13,364	—	13,364
Net (gain) on sale and impairment of assets	—	(94)	—	(94)
Other	—	12,728	—	12,728

Total operating expenses	—	91,991	—	91,991

Operating income	—	23,853	—	23,853

Interest expense (net of interest income)	(8,374)	(20,612)	—	(28,986)
Other expense	—	79	—	79

Gain (Loss) before income taxes	(8,374)	3,320	—	(5,054)
Provision for income taxes	—	3,535	—	3,535

Net loss	$(8,374)	$(215)	$—	$(8,589)

Comprehensive loss	$(8,374)	$(191)	$—	$(8,565)

Consolidating statement of operations for the six months ended June 30, 2011.

	Holdings Corp. (Parent)	FECR Corp. (Issuer)	Eliminations for Consolidation	Consolidation
Operating revenue	$—	$104,496	$—	$104,496
Operating expenses:
Labor and benefits	—	23,768	—	23,768
Equipment rents	—	5,630	—	5,630
Fuel	—	14,150	—	14,150
Purchased services	—	16,919	—	16,919
Depreciation and amortization	—	13,661	—	13,661
Net loss on sale and impairment of assets	—	1,759	—	1,759
Other	—	13,356	—	13,356

Total operating expenses	—	89,243	—	89,243

Operating income	—	15,253	—	15,253

Interest expense (net of interest income)	(5,848)	(22,712)	—	(28,560)
Other expense	—	3	—	3

Loss before income taxes	(5,848)	(7,456)	—	(13,304)
Provision for income taxes	—	6,244	—	6,244

Net loss	$(5,848)	$(13,700)	$—	$(19,548)

Comprehensive loss	$(5,848)	$(13,674)	$—	$(19,522)

Consolidating statement of cash flows for the six months ended June 30, 2012.

	Holdings Corp. (Parent)	FECR Corp. (Issuer)	Eliminations for Consolidation	Consolidation
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(8,374)	$(215)	$—	$(8,589)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	—	13,364	—	13,364
Amortization of debt financing fees	314	1,448	—	1,762
Share-based compensation costs	—	1,105	—	1,105
Deferred taxes	—	3,535	—	3,535
Gain on sale and impairment of assets	—	(94)	—	(94)
Changes in operating assets and liabilities:
Restricted cash	—	(1)	—	(1)
Accounts receivable	—	(1,435)	—	(1,435)
Prepaid and other current assets	(2)	(702)	—	(704)
Materials and supplies	—	(2,238)	—	(2,238)
Other assets and deferred charges	(5)	(327)	535	203
Accounts payable and accrued expenses	(6)	(3,917)	—	(3,923)
Taxes payable	—	(3,316)	—	(3,316)
Deferred revenue	—	(1,358)	—	(1,358)
Other current liabilities	—	345	—	345
Other long-term liabilities	8,598	(117)	(535)	7,946

Net cash provided by operating activities	525	6,077	—	6,602

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of properties and equipment	—	(10,060)	—	(10,060)
Proceeds from disposition of assets	—	379	—	379

Net cash used in investing activities	—	(9,681)	—	(9,681)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of common stock outstanding	(535)	—	—	(535)
Purchase of common stock outstanding	—	(36)	—	(36)

Net cash used in financing activities	(535)	(36)	—	(571)

Net decrease in cash and cash equivalents	(10)	(3,640)	—	(3,650)
Cash and cash equivalents at beginning of period	44	30,861	—	30,905

Cash and cash equivalents at end of period	$34	$27,221	$—	$27,255

Supplemental cash flow information:
Cash paid for interest	$—	$19,277	$—	$19,277

Consolidating statement of cash flows for the six months ended June 30, 2011.

	Holdings Corp. (Parent)	FECR Corp. (Issuer)	Eliminations for Consolidation	Consolidation
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(5,848)	$(13,700)	$—	$(19,548)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	—	13,661	—	13,661
Amortization of debt financing fees	159	1,604	—	1,763
Share-based compensation costs	—	875	—	875
Deferred taxes	—	6,244	—	6,244
Net loss on sale and impairment of assets	—	1,759	—	1,759
Changes in operating assets and liabilities:
Accounts receivable	—	(2,711)	—	(2,711)
Prepaid and other current assets	—	864	—	864
Materials and supplies	—	(1,465)	—	(1,465)
Other assets and deferred charges	—	273	—	273
Accounts payable and accrued expenses	55	14,570	—	14,625
Taxes payable	—	(3,139)	—	(3,139)
Deferred revenue	—	(113)	—	(113)
Other current liabilities	—	(176)	—	(176)
Other long-term liabilities	5,688	(1,688)	—	4,000

Net cash provided by operating activities	54	16,858	—	16,912

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of properties and equipment	—	(9,393)	—	(9,393)
Release of interest reserve account	—	4,008	—	4,008
Proceeds from disposition of assets	—	3,648	—	3,648

Net cash used in investing activities	—	(1,737)	—	(1,737)

CASH FLOWS FROM FINANCING ACTIVITIES:
Contribution to subsidiary from parent	(140,000)	140,000	—	—
Contribution from FECR Rail LLC	16,000	—	—	16,000
Proceeds from issuance of long-term debt	127,725	475,000	—	602,725
Payment on long-term debt	—	(601,185)	—	(601,185)
Purchase of common stock outstanding	—	(236)	—	(236)
Proceeds from issuance of preferred shares	125,000	—	—	125,000
Redemption of preferred share units	(126,111)	—	—	(126,111)
Financing costs	(2,176)	(15,411)	—	(17,587)

Net cash (used in) provided by financing activities	438	(1,832)	—	(1,394)

Net increase in cash and cash equivalents	492	13,289	—	13,781
Cash and cash equivalents at beginning of period	—	9,306	—	9,306

Cash and cash equivalents at end of period	$492	$22,595	$—	$23,087

Supplemental cash flow information:
Cash paid for interest	$—	$5,126	$—	$5,126

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

Our rail expenses consist of salaries (approximately 70% of our work force is covered by collective bargaining agreements), related payroll taxes and employee benefits, depreciation (primarily reflecting our capital requirements for maintaining current operations), insurance and casualty claim expenses, diesel fuel, repairs billed to/from others (generally, a net credit received from repairs of foreign cars on our line less repairs paid by us for our cars on a foreign line), property taxes, material and supplies, purchased services, and other expenses.  Our operating expenses include labor, equipment rents (locomotives and railcars), purchased services (contract labor, professional services and rail transportation), materials, and other expenses.

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

Highlights for the three months ended June 30, 2012 and 2011

•                            Operating revenue for the three months ended June 30, 2012 was $58.5 million, compared with $53.0 million for the three months ended June 30, 2011. The primary driver of this $5.5 million increase was increases in intermodal and carload freight revenues, partially offset by decreased non-freight revenues.

•                            Freight revenues increased $5.9 million, or 12.3%, for the three months ended June 30, 2012, compared with the three months ended June 30, 2011, primarily due to increases in both carload and intermodal revenues, driven by negotiated rate increases, fuel surcharge recovery, and new business development.

•                            Net loss for the three months ended June 30, 2012 was $4.1 million, compared with a net loss of $10.7 million for the three months ended June 30, 2011.  The primary driver of the improvement in net loss for the comparable periods was due to improvements in operating income.  Operating income for the three months ended June 30, 2012 was $11.8 million, compared with $6.5 million for the three months ended June 30, 2011.

•                            Our operating ratio was 79.9% for the three months ended June 30, 2012, compared with an operating ratio of 87.8% for the three months ended June 30, 2011. This improvement was primarily due to higher revenue driven by increased rate per unit, increased carload volumes, as well as productivity improvements.

•                            Our income tax expense, which was a non-cash item, was $1.6 million for the three months ended June 30, 2012, compared to income tax expense of $2.9 million for the three months ended June 30, 2011.  We believe that it is more likely than not that our net operating losses, generated in fiscal 2012, will expire unused.

Highlights for the six months ended June 30, 2012 and 2011

•                            Operating revenue for the six months ended June 30, 2012 was $115.8 million, compared with $104.5 million for the six months ended June 30, 2011. The primary driver of this $11.3 million increase was increases in intermodal and carload freight revenues, partially offset by decreased non-freight revenues.

•                            Freight revenues increased $12.1 million, or 12.8%, for the six months ended June 30, 2012, compared with the six months ended June 30, 2011, primarily due to increases in both carload and intermodal revenues, driven by negotiated rate increases, increased fuel surcharge recovery, and new business development.

•                            Net loss for the six months ended June 30, 2012 was $8.6 million, compared with a net loss of $19.5 million for the six months ended June 30, 2011.  The primary driver of the net loss for the six months ended June 30, 2012, was the payment of interest expense of $19.3 million, as well as income tax expense of $3.5 million.  Operating income for the six months ended June 30, 2012 was $23.9 million, compared with $15.3 million for the six months ended June 30, 2011.

•                            Our operating ratio was 79.4% for the six months ended June 30, 2012, compared with an operating ratio of 85.4% for the six months ended June 30, 2011. This improvement was primarily due to higher revenue driven by increased rate per unit, as well as an increase in carloads.

•                            During the six months ended June 30, 2012, we provided $6.6 million in cash from our operating activities, and purchased $10.1 million in property and equipment.  In addition, we paid interest of $19.3 million during the six months ended June 30, 2012.

•                            Our income tax expense, which was a non-cash item, was $3.5 million for the six months ended June 30, 2012, compared to income tax expense of $6.2 million for the six months ended June 30, 2011.  We believe that it is more likely than not that our net operating losses, generated in fiscal 2012, will expire unused.

Results of Operations

Comparison of Operating Results for the Three Months Ended June 30, 2012 and 2011

Operating Revenue

Operating revenues increased $5.5 million, or 10.4%, to $58.5 million for the three months ended June 30, 2012 from $53.0 million for the three months ended June 30, 2011.  This increase was due to higher intermodal and carload freight revenues, partially offset by decreased non-freight revenues.

Freight revenues increased $5.9 million, or 12.3%, to $54.3 million for the three months ended June 30, 2012 from $48.4 million for the three months ended June 30, 2011.  The increase was primarily due to increased carload and intermodal revenues, driven by negotiated rate increases, and increased fuel surcharge recovery.  Total units decreased 3.2% to 103,122 for the three months ended June 30, 2012, from 106,521 for the three months ended June 30, 2011.

The increase in average revenue per unit to $527 for the three months ended June 30, 2012 from $454 for the three months ended June 30, 2011 was primarily due to an increase in price and fuel surcharge recovery, and, to a lesser extent, a favorable mix impact.

The following table compares freight revenues, units, and average freight revenue per unit for the three months ended June 30, 2012 and 2011:

	Three Months ended June 30,
	2012			2011
	Freight Revenues	Units	Average Revenue per unit	Freight Revenues	Units*	Average Revenue per unit
	(in thousands, except unit and average revenue per unit)

Intermodal	$36,142	81,913	$441	$32,243	87,327	$369
Crushed Stone (Aggregate)	7,525	11,807	637	6,771	11,151	607
Food Products	3,014	2,629	1,146	2,489	2,018	1,233
Motor Vehicles & Equipment	2,641	1,896	1,393	1,514	1,161	1,304
Chemicals	1,762	1,077	1,636	1,620	929	1,744
Other	3,262	3,800	858	3,770	3,935	958
Carload Subtotal	18,204	21,209	858	16,164	19,194	842
Total	$54,346	103,122	$527	$48,407	106,521	$454

*The units for 2011 have been restated to conform with the 2012 presentation.

Intermodal revenues increased $3.9 million (Rate/Mix increase—$5.9 million; Volume decrease—$2.0 million) for the three months ended June 30, 2012, compared to the three months ended June 30, 2011. Rate/Mix represents the change in price per unit charged to the customer as well as the change in price per unit due to the mix in traffic as the rate per unit may vary per the commodity handled and the length of the haul. Our Rate/Mix increase was driven by an increase in actual price coupled with positive increase in mix. Overall, Intermodal shipments decreased 6.2% or 5,414 units for the three months ended June 30, 2012, compared to the three months ended June 30, 2011, primarily due to a reduction in international shipments.

Carload revenues for the three months ended June 30, 2012 increased $2.0 million (Rate/Mix increase—$0.3 million; Volume increase—$1.7 million) compared to the three months ended June 30, 2011.  Overall, carload shipments increased 10.5%, or 2,015 units, for the three months ended June 30, 2012 compared to the three months ended June 30, 2011. This increase in carload revenue was primarily due to the net effect of the following:

•                  Crushed Stone (Aggregate) revenues increased $0.8 million, or 11.1%, primarily due to an increase in infrastructure projects in the Southeast.

•                  Food Products revenues increased $0.5 million, or 21.1%.  This increase was driven by a customer’s manufacturing facility coming back online at the beginning of 2012.

•                  Motor Vehicles & Equipment revenues increased $1.1 million, or 74.4%.  This increase was due to continued volume recovery from the earthquakes in Japan during 2011, and increased volumes for other car manufacturers, as well as price improvements.

•                  Chemicals revenues remained consistent for the comparable periods.

•                  Other revenues decreased $0.5 million, or 13.5%.  This decrease was primarily due to a reduction in volumes in the paper and construction materials commodities.

Non-freight revenues decreased $0.4 million, or 9.8%, to $4.2 million for the three months ended June 30, 2012 from $4.6 million for the three months ended June 30, 2011. The primary decrease in non-freight revenues was due to the sale of locomotives in August 2011 that were previously under lease.

Operating Expenses

The following table sets forth the operating revenue and expenses for our consolidated operations for the periods indicated (dollars in thousands):

	Three Months ended June 30,
	2012		2011
	Amount	% of Operating Revenue	Amount	% of Operating Revenue
Operating revenue	$58,499	100.0%	$53,011	100.0%
Operating expenses:
Labor and benefits	11,922	20.4%	11,532	21.8%
Equipment rents	3,187	5.4%	2,824	5.3%
Diesel fuel	7,178	12.3%	7,449	14.1%
Purchased services	11,401	19.5%	8,654	16.3%
Depreciation and amortization	6,700	11.4%	6,808	12.8%
Net loss (gain) on sale and impairment of assets	(9)	(0.0)%	1,833	3.5%
Other expenses	6,353	10.9%	7,432	14.0%
Total operating expenses	$46,732	79.9%	$46,532	87.8%
Operating income	$11,767	20.1%	$6,479	12.2%

Operating expenses increased to $46.7 million for the three months ended June 30, 2012, from $46.5 million for the three months ended June 30, 2011, an increase of $0.2 million, or 0.4%. The operating ratio was 79.9% for the three months ended June 30, 2012 compared to 87.8% for the three months ended June 30, 2011. Set forth below is additional detail regarding changes in our operating expenses:

•                            Labor and benefits increased $0.4 million, or 3.4%, to $11.9 million, due to annual wage adjustments.

•                            Equipment rents increased $0.4 million, or 12.9%, to $3.2 million.  This increase was mainly due to increased car hire expense.

•                            Diesel fuel decreased $0.3 million, or 3.6%, to $7.2 million. As a percentage of revenue, diesel fuel decreased to 12.3% for the three months ended June 30, 2012, as compared to 14.1% for the three months ended June 30, 2011. The decrease in diesel fuel was primarily due to a decrease in the average price of fuel. The average price of fuel was $3.35 per gallon for the three months ended June 30, 2012 compared to the average price per gallon of $3.40 for the three months ended June 30, 2011.  In addition to the decrease in the average price of fuel, efficiencies in fuel usage were obtained for the comparable periods.

•                            Purchased services increased $2.7 million, or 31.7%, to $11.4 million. This increase was mainly due to purchased rail services.

•                            Depreciation and amortization remained relatively consistent for the comparable periods.

•                            Net loss (gain) on sale of and impairment of assets went from a net loss of $1.8 million for the three months ended June 30, 2011, related to the impairment of locomotives in 2011 to a minimal gain on sale of assets for the three months ended June 30, 2012.

•                            Other expenses decreased $1.1 million, or 14.5%, to $6.4 million primarily due to the expiration of the track maintenance agreement reimbursements of $0.6 million in 2011 partially offset by a favorable decrease in Hialeah yard rent of $0.5 million as we vacated a portion of the yard in June 2011, as well the settlement of a personal injury case during the second quarter of 2011 resulting in a reduction in expense of approximately $1.6 million.  In addition, there were decreased miscellaneous costs of approximately $0.3 million.

Other Income (Expense)

Interest Expense (net of interest income). Interest expense remained relatively consistent for the comparable periods.

Other Income (Loss). Other income (loss) remained relatively consistent for the comparable periods.

Provision for Income Taxes. For the three months ended June 30, 2012, we believe that it is more likely than not that our net operating losses expected to be generated by the Company in 2012 will expire unused. Accordingly, we recognized tax expense in the amount of $1.6 million for the three months ended June 30, 2012. For the three months ended June 30, 2011, we believed that it was more likely than not that our net operating losses expected to be generated by the Company in 2011 will expire unused. Accordingly, we recognized tax expense in the amount of $2.9 million for the three months ended June 30, 2011.

Comparison of Operating Results for the Six Months Ended June 30, 2012 and 2011

Operating Revenue

Operating revenues increased $11.3 million, or 10.8%, to $115.8 million for the six months ended June 30, 2012 from $104.5 million for the six months ended June 30, 2011.  This increase was due to higher intermodal and carload freight revenues, partially offset by decreased non-freight revenues.

Freight revenues increased $12.1 million, or 12.8%, to $107.1 million for the six months ended June 30, 2012 from $95.0 million for the six months ended June 30, 2011.  The increase was primarily due to increased carload and intermodal revenues, driven by negotiated rate increases, and increased fuel surcharge recovery.  Total units decreased 1.3% to 210,530 for the six months ended June 30, 2012, from 213,269 for the six months ended June 30, 2011.

The increase in average revenue per unit to $509 for the six months ended June 30, 2012 from $445 for the six months ended June 30, 2011 was primarily due to an increase in price and fuel surcharge recovery.

The following table compares freight revenues, units, and average freight revenue per unit for the six months ended June 30, 2012 and 2011:

	Six Months ended June 30,
	2012			2011
	Freight Revenues	Units	Average Revenue per unit	Freight Revenues	Units*	Average Revenue per unit
	(in thousands, except unit and average revenue per unit)

Intermodal	$69,819	167,311	$417	$62,621	174,469	$359
Crushed Stone (Aggregate)	15,303	23,610	648	12,879	21,474	600
Food Products	6,005	5,237	1,147	5,072	4,217	1,203
Motor Vehicles & Equipment	5,802	4,304	1,348	3,549	2,817	1,260
Chemicals	3,601	2,153	1,673	3,489	2,076	1,681
Other	6,647	7,915	840	7,400	8,216	901
Carload Subtotal	37,358	43,219	864	32,389	38,800	835
Total	$107,177	210,530	$509	$95,010	213,269	$445

*The units for 2011 have been restated to conform with the 2012 presentation.

Intermodal revenues increased $7.2 million (Rate/Mix increase—$9.7 million; Volume decrease—$2.5 million) for the six months ended June 30, 2012, compared to the six months ended June 30, 2011. Rate/Mix represents the change in price per unit charged to the customer as well as the change in price per unit due to the mix in traffic as the rate per unit may vary per the commodity handled and the length of the haul. Our Rate/Mix increase was driven by an increase in actual price and fuel surcharge recovery, coupled with a slight positive increase in mix. Overall, Intermodal shipments decreased 4.1% or 7,158 units for the six months ended June 30, 2012, compared to the six months ended June 30, 2011, primarily due to reductions in international shipments.

Carload revenues for the six months ended June 30, 2012 increased $5.0 million (Rate/Mix increase—$1.3 million; Volume increase—$3.7 million) compared to the six months ended June 30, 2011.  Overall, carload shipments increased 11.4%, or 4,419 units, for the six months ended June 30, 2012 compared to the six months ended June 30, 2011. This increase in carload revenue was primarily due to the net effect of the following:

•                            Crushed Stone (Aggregate) revenues increased $2.4 million, or 18.8%, primarily due to increases in infrastructure projects in the Southeast, as well as the overall economic improvement.

•                            Food Products revenues increased $0.9 million, or 18.4%. This increase was driven by a customer’s manufacturing facility coming back online at the beginning of 2012.

•                            Motor Vehicles & Equipment revenues increased $2.3 million, or 63.5%.  This increase was due to continued volume recovery from the earthquakes in Japan during 2011, and increased volumes for other car manufacturers, as well as price improvements.

•                            Chemicals revenues remained consistent for the comparable periods.

•                            Other revenues decreased $0.8 million, or 10.2%. This decrease is primarily due to a reduction in volumes.

Non-freight revenues decreased $0.8 million, or 8.6%, to $8.7 million for the six months ended June 30, 2012 from $9.5 million for the six months ended June 30, 2011. The primary decrease in non-freight revenues was due to the sale of locomotives in August 2011 that were previously under lease.

Operating Expenses

The following table sets forth the operating revenue and expenses for our consolidated operations for the periods indicated (dollars in thousands):

	Six Months ended June 30,
	2012		2011
	Amount	% of Operating Revenue	Amount	% of Operating Revenue
Operating revenue	$115,844	100.0%	$104,496	100.0%
Operating expenses:
Labor and benefits	24,153	20.8%	23,768	22.7%
Equipment rents	6,334	5.5%	5,630	5.4%
Diesel fuel	15,069	13.0%	14,150	13.5%
Purchased services	20,437	17.6%	16,919	16.2%
Depreciation and amortization	13,364	11.5%	13,661	13.1%
Net loss (gain) on sale and impairment of assets	(94)	0.0%	1,759	1.7%
Other expenses	12,728	11.0%	13,356	12.8%
Total operating expenses	$91,991	79.4%	$89,243	85.4%
Operating income	$23,853	20.6%	$15,253	14.6%

Operating expenses increased to $92.0 million for the six months ended June 30, 2012, from $89.2 million for the six months ended June 30, 2011, an increase of $2.8 million, or 3.1%. The operating ratio was 79.4% for the six months ended June 30, 2012 compared to 85.4% for the six months ended June 30, 2011. Set forth below is additional detail regarding changes in our operating expenses:

•                            Labor and benefits increased $0.4 million, or 1.6%, to $24.2 million, due to annual wage adjustments.

•                            Equipment rents increased $0.7 million, or 12.5%, to $6.3 million.  This increase was mainly due to increased car hire expense.

•                        Diesel fuel increased $0.9 million, or 6.5%, to $15.1 million. The increase in diesel fuel was primarily due to an increase in the average price of fuel. The average price of fuel was $3.41 per gallon for the six months ended June 30, 2012 compared to the average price per gallon of $3.22 for the six months ended June 30, 2011.  The increase in fuel cost was partially offset by efficiencies in fuel usage for the comparable periods.

•                            Purchased services increased $3.5 million, or 20.8%, to $20.4 million. This increase was mainly due to purchased rail services.

•                            Depreciation and amortization remained relatively consistent for the comparable periods.

•                            Net loss (gain) on sale of and impairment of assets went from a net loss of $1.8 million for the six months ended June 30, 2011, related to the impairment of locomotives in 2011 to a minimal gain on sale of assets for the six months ended June 30, 2012.

•                            Other expenses decreased $0.6 million, or 4.7%, to $12.7 million primarily due to the expiration of the track maintenance agreement reimbursements of $1.4 million in 2011 partially offset by a favorable decrease in Hialeah yard rent of $0.9 million as we vacated a portion of the yard in June 2011, as well the settlement of a personal injury case during the second quarter of 2011 resulting in a reduction in expense of approximately $1.3 million.  In addition, there were decreased miscellaneous costs of approximately $0.2 million.

Other Income (Expense)

Interest Expense (net of interest income). Interest expense increased $0.4 million, or 1.5%, to $29.0 million for the six months ended June 30, 2012 from $28.6 million for the six months ended June 30, 2011.  The increase in interest expense is due to the timing of the issuance of the Senior PIK Toggle Notes. For the six months ended June 30, 2012, interest had accrued for an entire year-to-date, whereas for the six months ended June 30, 2011, interest had only accrued from the issuance of the Senior PIK Toggle Notes on February 11, 2011.

Other Income (Loss). Other income (loss) remained relatively consistent for the comparable periods.

Provision for Income Taxes. For the six months ended June 30, 2012, we believe that it is more likely than not that our net operating losses expected to be generated by the Company in 2012 will expire unused. Accordingly, we recognized tax expense in the amount of $3.5 million for the six months ended June 30, 2012. For the six months ended June 30, 2011, we believed that it is more likely than not that our net operating losses expected to be generated by the Company in 2011 will expire unused. Accordingly, we recognized tax expense in the amount of $6.2 million for the six months ended June 30, 2011.

Liquidity and Capital Resources

The discussion of liquidity and capital resources that follows reflects our consolidated results and includes all of our subsidiaries. We have historically met our liquidity requirements primarily from cash generated from operations and borrowings under our credit agreements which are used to fund capital expenditures and debt service requirements. For the six months ended June 30, 2012 and 2011, there was a net cash inflow from operations of $6.6 million and $16.9 million, respectively, primarily related to cash flow generated by operations.

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

•                            Secured borrowings and lines of credits, under which $475.0 million was outstanding on the 8 1/8% Notes, $30.0 million was available for borrowing under the ABL Facility, and $142.7 million was outstanding for the Senior PIK Toggle Notes as of June 30, 2012. As of December 31, 2011, $609.8 million was outstanding and there were no funds drawn on the ABL for both periods.

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

The remaining capital expenditures are for locomotives, freight cars, technology and high return growth or productivity investments such as the planned intermodal container rail service on our own rail line leading into the port of Miami. This project will enable cargo to be moved directly from the port’s facility to an inland distribution center and alleviate traffic congestion in and around the port. Port Miami estimates the total costs to be $50.0 million, of which we will contribute an estimated $9.1 million.  In 2011, we contributed $7.2 million to the port Miami project.

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

Cash Flow Information for the Six Months ended June 30, 2012 and 2011

Operating Activities

Cash provided by operating activities was $6.6 million for the six months ended June 30, 2012 compared to cash provided by operating activities of $16.9 million for the six months ended June 30, 2011. The decrease in cash provided by operating activities of $10.3 million was due to the timing of interest payments, as previously interest payments were on a calendar quarter, however, interest on the 8 1/8% Notes is due in February.

Investing Activities

Cash used in investing activities was $9.7 million for the six months ended June 30, 2012 compared to cash used in investing activities of $1.7 million for the six months ended June 30, 2011. The increase in cash used in investing activities of $8.0 million was primarily related to the release of the interest reserve account of $4.0 million related to the 2011 Refinancing as well as a reduction in proceeds from the sale of assets of $3.2 million related to the reduction in our trailer and hopper fleets, and an increase of capital expenditures, mainly related to the Port Miami project, of $0.7 million for the six months ended June 30, 2012, compared to June 30, 2011.

Financing Activities

Cash used in financing activities was $0.6 million for the six months ended June 30, 2012 compared to cash used in financing activities of $1.4 million for the six months ended June 30, 2011.  The reduction in cash used in financing activities was primarily due to the impact of the refinancing activity during the six months ended June 30, 2011.

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

Senior PIK Toggle Notes

On February 11, 2011, Holdings Corp. sold $130.0 million of 101/2 / 11 1/4% Senior Payment in Kind Toggle Notes due 2017 (the “Senior PIK Toggle Notes”) in a private offering, for net proceeds of $127.7 million. The Senior PIK Toggle Notes are senior unsecured obligations that are not guaranteed by any of Holdings Corp.’s subsidiaries.

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

Covenants

The indentures governing the Senior PIK Toggle Notes, the 8 1/8% Notes and our ABL Facility contain certain covenants that put limitations and restrictions on us and our restricted subsidiaries’ ability to, among other things, incur additional indebtedness; issue preferred and disqualified stock; purchase or redeem capital stock; make certain investments; pay dividends or make other payments on loans or transfer property; sell assets; enter into certain types of transactions with affiliates involving consideration in excess of $5.0 million; create liens on certain assets; and sell all, or substantially all, of our assets or merge with or into another company.  In addition, if availability under the ABL Facility is below $7.5 million during any future period, FECR Corp. will be subject to a minimum fixed charge coverage ratio (as defined in the ABL Facility) of 1.1 to 1.0.  As of June 30, 2012, the Company was in compliance with all debt covenants.

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

•Evaluation of any expected changes in current operations and the outlook for the continued use of the assets;

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

ITEM 4. CONTROLS AND PROCEDURES

(a)       Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2012. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2012, the Company’s disclosure controls and procedures are effective at the reasonable assurance level.

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

We receive significant business from our customers who utilize the Port Miami and Port Everglades for shipping and cargo activity. Our railroad relies on these Ports to serve cargo ships on behalf of our customers for import and export freight. The decline of imports or exports at these Ports could have material adverse effect on our operating results, financial condition and liquidity. The Company plans to establish intermodal container rail service on its own rail line leading into the Port of Miami for an estimated cost to the Company of $9.1 million (see Note 11 to our Consolidated Financial Statements). This investment could be at risk should the volumes not support the investment.

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

Fuel costs were approximately 12.3% and 14.1% of our total operating revenue for the three months ended June 30, 2012 and 2011, respectively.  Fuel costs were approximately 13.0% and 13.5% of our total operating revenue for the six months ended June 30, 2012 and 2011, respectively.  Fuel prices and supplies are influenced significantly by international, political and economic circumstances. If fuel supply shortages or unusual price volatility were to arise for any reason, the resulting higher fuel prices would significantly increase our operating costs. Increases in fuel price may be passed along to customers through a “fuel surcharge” or otherwise, though often with delayed effect. However, there are no assurances that these surcharges will cover the entire fuel price increase for a given period, or that competitive market conditions will effectively allow us to pass along this cost.

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

In 2011, we received approximately $2.4 million from the assignment of tax credits for certain track maintenance expenditures pursuant to Section 45G of the Internal Revenue Code. Section 45G expired at the end of 2011. There can be no assurances that legislation renewing the availability of the Section 45G tax credit will be enacted for 2012 or beyond.

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

Also, we, through operating agreements, currently lease approximately 3,210 rail cars from Greenbrier Leasing Corporation (“Greenbrier”), The CIT Group, First Union Rail and other entities, with lease lengths generally of three, five and ten years. Under the terms of the lease, the counterparty bills us an hourly rate based upon the length of time the car is on our railroad (on-line) or on another railroad (off-line). As a car goes off-line, a per diem rent sharing arrangement goes into effect whereby we and the counterparty apportion the rent based upon the length of time the car is off-line. Certain of these leases provide that we must pay the counterparty a base rent payment if the car remains on our line for a specified number of days. As a result, if a car remains on our line beyond certain periods of time, we may be required to pay our applicable counterparty a base rent amount even though we have not received any revenue under the contract because the car has not been off our line, which would reduce our operating results. Rents from Greenbrier, CIT, and other entities received by the Company were $3.2 million and $3.4 million, for the six months ended June 30, 2012 and 2011, respectively. By contrast, to date, the base rent payments that we have made to counterparties—i.e., payments we have made to counterparties in excess of the amount of revenue we have generated under the applicable lease—have been minimal.

Shared use of our railroad corridor with passenger railroad operations could have an adverse effect on our ability to utilize our railway efficiently, which could impact our operations and financial condition.

In December 2007, we granted to FDG Passenger ROW Holdings LLC (“FDG Passenger”), a subsidiary of FECI, a permanent, perpetual and exclusive easement for purposes consistent with, or relating to, commuter rail and transit passenger railroad operations, subject to certain exceptions. If FDG Passenger were to commence operating a passenger railroad on our railway corridor pursuant to the right granted by the passenger rail easement, without infrastructure improvement and additional capacity on our network we could be required to reduce our levels of freight volume as a result of sharing the corridor, which could have an adverse effect on our ability to utilize our railway efficiently, which may impact our operations and financial condition. We may also incur additional liability, casualty and property risks as a result of shared use of the corridor with passenger railroad operations, which could also adversely affect our operations and financial condition.

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

As of June 30, 2012, our total indebtedness was approximately $618 million, including the Senior PIK Toggle Notes and the 8 1/8% Notes, which represented approximately 71% of our total capitalization. Our substantial indebtedness could have important consequences, including:

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

Holdings Corp. has no operations of its own and it derives all of its revenues and cash flow from FECR Corp. and its subsidiaries. FECR Corp. is a separate and distinct legal entity and has no obligation, contingent or otherwise, to make any funds available to pay Holdings Corp., whether by dividend, distribution, loan or other payments.  Holdings Corp. will depend on FECR Corp. (and any other subsidiaries that Holdings Corp. may form in the future) for dividends and other payments to generate the funds necessary to meet Holdings Corp.’s financial obligations, including payments of principal and interest on the Senior PIK Toggle Notes. Legal and contractual restrictions in agreements governing current and future indebtedness, as well as the financial condition and operating requirements of FECR Corp., may limit Holdings Corp.’s ability to obtain cash from FECR Corp. The indenture governing the 8 1/8% Notes restricts FECR Corp.’s ability to pay cash dividends and make other distributions or loans to Holdings Corp. Although Holdings Corp. is a guarantor with respect to the 8 1/8% Notes, Holdings Corp.’s dependence on its subsidiaries to service its financial obligations, results in this guarantee providing little, if any, additional credit support for the 8 1/8% Notes.  In addition, the earnings from, or other available assets of, FECR Corp. may not be sufficient to pay dividends or make distributions or loans to enable Holdings Corp. to make payments in respect of the Senior PIK Toggle Notes when such payments are due. Furthermore, even if such earnings were sufficient, the agreements governing the current and future indebtedness of FECR Corp. may not permit FECR Corp. to provide us with sufficient dividends, distributions or loans to fund interest and principal payments on the Senior PIK Toggle Notes when due.

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

The indentures governing the 8 1/8% Notes, Senior PIK Toggle Notes and our ABL Facility contain various covenants that limit our ability to engage in specified types of transactions. The indentures and the ABL Facility’s covenants limit our and our restricted subsidiaries’ ability to, among other things:

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

We may not be able to generate sufficient cash to service the 8 1/8% Notes or our other indebtedness, and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

Our ability to make scheduled payments on or to refinance our debt obligations depends on our financial condition and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We may not be able to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on the notes or our other indebtedness. Any payments we make directly or indirectly to our parent companies would reduce the level of cash available to us to make the scheduled payments in respect of the 8 1/8% Notes.

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

FLORIDA EAST COAST HOLDINGS CORP.
Date: August 14, 2012	By:	/s/ John Brenholt
John Brenholt, Executive Vice President and
Chief Financial Officer
(on behalf of Registrant and as Principal Financial Officer)