Form 10-Q
period 2012-09-30
Florida East Coast Holdings Corp.
filed 2012-11-08
CIK 1519625

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012, or

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

N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐  No ☒

As of November 8, 2012 there were 252,106 shares of the Registrant’s common stock outstanding.

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

FLORIDA EAST COAST HOLDINGS CORP.

INDEX TO FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2012

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

FLORIDA EAST COAST HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands except for share amounts)

	September 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$24,786	$30,905
Restricted cash	126	125
Accounts receivable, net	35,610	31,085
Materials and supplies	4,446	3,143
Deferred income taxes	2,651	2,683
Prepaid and other current assets	2,304	2,138
Assets held for sale	189	219
Total current assets	70,112	70,298
Noncurrent assets:
Property, plant and equipment, less accumulated depreciation	778,139	782,612
Investments in nonaffiliates	74	96
Intangible assets, less accumulated amortization	234	276
Other assets	16,022	18,548
Total noncurrent assets	794,469	801,532
Total assets	$864,581	$871,830
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$30,229	$41,100
Taxes payable	5,326	6,936
Deferred revenue	1,818	3,855
Other current liabilities	1,231	1,107
Total current liabilities	38,604	52,998
Deferred income taxes	23,695	17,542
Long-term debt	625,896	609,854
Other long-term liabilities	8,964	12,675
Total liabilities	697,159	693,069
Stockholders’ equity:
Series A Perpetual Preferred Stock, $0.01 par value, 1,000,000 shares authorized, 24,151 shares issued and outstanding as of September 30, 2012 and as of December 31, 2011	—	—
Series B Perpetual Preferred Stock, $0.01 par value, 150,000 shares authorized and none outstanding as of September 30, 2012 and December 31, 2011	—	—
Common stock, $0.01 par value, 1,000,000 shares authorized; 252,106 shares issued and outstanding as of September 30, 2012 and 250,943 shares issued and outstanding as of December 31, 2011	3	3
Additional paid-in capital	286,423	284,642
Accumulated deficit	(118,190)	(105,032)
Accumulated other comprehensive loss	(814)	(852)
Total stockholders’ equity	167,422	178,761
Total liabilities and stockholders’ equity	$864,581	$871,830

The accompanying notes are an integral part of the Consolidated Financial Statements.

FLORIDA EAST COAST HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Operating revenue	$62,962	$52,194	$178,806	$156,690
Operating expenses:
Labor and benefits	11,677	10,814	35,829	34,582
Equipment rents	3,435	2,780	9,770	8,410
Fuel	7,361	6,981	22,430	21,131
Purchased services	11,933	8,981	32,371	25,899
Depreciation and amortization	6,946	6,747	20,310	20,408
Net (gain) loss on sale and impairment of assets	(26)	13	(120)	1,773
Other	6,698	5,861	19,425	19,217
Total operating expenses	48,024	42,177	140,015	131,420
Operating income	14,938	10,017	38,791	25,270
Interest expense, net of interest income	(14,877)	(14,454)	(43,863)	(43,014)
Other income (expense)	3	(8)	82	(5)
Income (Loss) before income taxes	64	(4,445)	(4,990)	(17,749)
Provision for income taxes	2,641	4,357	6,177	10,601
Net loss	$(2,577)	$(8,802)	$(11,167)	$(28,350)

Comprehensive loss	$(2,565)	$(8,815)	$(11,129)	$(28,337)

The accompanying notes are an integral part of the Consolidated Financial Statements.

FLORIDA EAST COAST HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2012	2011
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(11,167)	$(28,350)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	20,310	20,408
Amortization of debt financing fees	2,657	2,597
Share based compensation costs	1,460	1,248
Deferred taxes	6,185	10,601
Net (gain) loss on sale and impairment of assets	(120)	1,773
Other		15
Changes in operating assets and liabilities:
Restricted cash	(1)	—
Accounts receivable	(4,525)	(4,076)
Prepaids and other current assets	(166)	665
Materials and supplies	(1,303)	(899)
Other assets and deferred charges	236	362
Accounts payable and accrued expenses	(10,871)	3,275
Taxes payable	(1,610)	(1,507)
Deferred revenue	(2,037)	402
Other current liabilities	442	(72)
Other long-term liabilities	12,166	6,396
Net cash provided by operating activities	11,656	12,838
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of properties and equipment	(16,219)	(16,286)
Release of interest reserve account	—	4,008
Proceeds from disposition of assets	596	8,547
Net cash used in investing activities	(15,623)	(3,731)
CASH FLOWS FROM FINANCING ACTIVITIES:
Contributions from FECR Rail LLC	—	16,000
Payment on long-term debt	—	(601,185)
Proceeds from issuance of long-term debt	—	602,725
Purchase of common shares outstanding	(1,991)	(236)
Proceeds from issuance of preferred shares	—	125,000
Redemption of preferred share units (including interest paid)	—	(126,111)
Financing costs	(161)	(17,765)
Net cash used in financing activities	(2,152)	(1,572)
Net increase (decrease) in cash and cash equivalents	(6,119)	7,535
Cash and cash equivalents at beginning of period	30,905	9,306
Cash and cash equivalents at end of period	$24,786	$16,841

Supplemental cash flow information:
Cash paid for interest	$38,574	$23,955

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

• Florida East Coast Holdings Corp. (a wholly owned subsidiary of FECR Rail LLC)

• Florida East Coast Railway Corp. (a wholly owned subsidiary of Florida East Coast Holdings Corp.)

• Railway (wholly owned subsidiaries of Florida East Coast Railway Corp.):

• Florida East Coast Railway, L.L.C., and its subsidiary;

• FEC Highway Services, L.L.C.

FEC PEVT L.L.C. and FEC PEVT Corporation

On September 26, 2012, the Company, through its wholly owned subsidiaries, FEC PEVT, L.L.C., as borrower, and Florida East Coast Railway, L.L.C., as guarantor, entered into a State Infrastructure Bank loan (the “SIB Loan”) with the Florida Department of Transportation (“FDOT”), as lender, (see additional information in Footnotes 6 and 11).  In conjunction with the SIB Loan, the Company formed FEC PEVT Corporation and FEC PEVT L.L.C.  FEC PEVT L.L.C. is owned by Florida East Coast Railway, L.L.C. (99%) and FEC PEVT Corporation (1%).  FEC PEVT Corporation is a wholly owned subsidiary of Florida East Coast Railway Corp.  The newly formed entities are included in the Consolidated Financial Statements as discussed above.

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

Change in Depreciable Lives

For track and related assets, the Company uses the group method of depreciation under which a single depreciation rate is applied to the gross investment of each asset type. Under the group method, the service lives and salvage values for each group of assets are determined by completing periodic life studies and applying management’s assumptions regarding the service lives of its properties. A life study is the periodic review of asset lives for group assets conducted and analyzed by the Company’s management with the assistance of a third-party expert. The results of the life study process determine the service lives for each asset group under the group method.

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

The Company’s policy is to perform life studies approximately every eight years.  During the third quarter of 2012, the Company performed a life study over its rolling stock. The life study indicated that the actual lives of certain rolling stock assets were different than the estimated useful lives used for depreciation purposes in the Company’s financial statements. As a result, the Company changed its estimates of the useful lives of certain rolling stock assets to better reflect the estimated periods during which these assets will remain in service. The effect of this change in estimate during the three months ended September 30, 2012 was to reduce depreciation expense by $0.1 million. The effect of this change in estimate during the nine months ended September 30, 2012 was to reduce depreciation expense by $0.1 million. Changes in asset lives due to the results of the life studies are applied on a prospective basis and will impact future periods’ depreciation expense, and thus, the Company’s results of operations.  The Company estimates the annual impact on depreciation will be a reduction to depreciation expense by approximately $1.7 million.

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

The carrying amounts and estimated fair values of the Company’s financial instruments were as follows (in thousands):

	September 30, 2012
	Carrying Amount	Fair Value
Cash and cash equivalents	$24,786	$24,786
Senior Secured Notes	475,000	502,313
Senior PIK Toggle Notes	150,896	135,806

The Company had no Level 3 inputs as of September 30, 2012.

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

4. Related-Party Transactions

Management and facility and equipment rents

The Company incurred net charges of $0.5 million and $0.6 million for facility rents to affiliates of FECI for the three months ended September 30, 2012 and 2011, respectively. During the nine months ended September 30, 2012 and 2011, the Company incurred net charges of $1.3 million and $1.4 million, respectively, for facility rents to affiliates of FECI.  In addition, the Company allocated net proceeds of $0.3 million and $0.1 million for management services related to our right-of-way and for FECI’s passenger rail program for the three months ended September 30, 2012 and 2011, respectively. The Company allocated net proceeds of $1.0 million and $0.2 million for management services related to our right-of-way and for FECI’s passenger rail program for the nine months ended September 30, 2012 and 2011, respectively. As of September 30, 2012 and December 31, 2011, the Company did not have an outstanding payable or receivable.

In addition, the Company allocated net proceeds of $0.4 million and $0.6 million for management services, and facility and equipment rents to affiliates of RailAmerica, Inc. (“RailAmerica”), an entity indirectly owned by funds managed by affiliates of Fortress, for the three months ended September 30, 2012, and 2011, respectively. During the nine months ended September 30, 2012 and 2011, the Company allocated net proceeds of $1.0 million and $2.3 million, respectively, for management services and facility and equipment rents to affiliates RailAmerica. The net charges include expenses for (1) services provided from time to time for certain reciprocal administrative services, including finance, accounting, human resources, information technology, purchasing and legal, (2) for fees received related to leased locomotives rented to RailAmerica’s affiliated companies and (3) for office space sub-leased to RailAmerica.  The Company had a net receivable from RailAmerica of $0.1 million and $0.1 million as of September 30, 2012 and December 31, 2011, respectively.  In addition, during the three months ended September 30, 2011, the Company received proceeds of $4.5 million from the sale of locomotives that had previously been under lease to RailAmerica (see Note 12).  Subsequent to October 1, 2012, RailAmerica is no longer considered a related party, due to a change in ownership.

Effective June 1, 2011, the Company entered into an agreement with RailAmerica’s wholly-owned subsidiary, Atlas Road Construction, L.L.C., to provide engineering and construction services for the Port Miami project.  The Company incurred net charges of zero and $1.5 million for the three months ended September 30, 2012 and 2011, respectively.  During the nine months ended September 30, 2012 and 2011, the Company incurred net charges of $2.2 million and $1.5 million, respectively, for engineering and construction services for the Port Miami project.  As of September 30, 2012 and December 31, 2011, the Company had an outstanding payable of $0.4 million and $6.0 million, respectively.

The Company rents chassis equipment for ordinary business operations from TRAC Intermodal, an entity indirectly owned by funds managed by affiliates of Fortress. These rents are based on current market rates for similar assets. During the three months ended September 30, 2012 and 2011, the Company incurred net charges in the amounts of $0.2 million and $0.2 million, respectively.  For the nine months ended September 30, 2012 and 2011, the Company incurred net charges in the amounts of $0.5 million and $0.4 million, respectively.  As of September 30, 2012 and December 31, 2011, the Company had an outstanding payable of $0.1 million and $0.1 million, respectively.

Lease of FECI’s rail yard

On January 24, 2011, the Company entered into an amended and restated rail yard lease, which, among other things: extends the date to vacate to December 31, 2035 (unless the Company elects not to renew the lease); commencing on January 1, 2011, provides for an annual rental fee of $4.5 million a year (subject to a 2.5% annual increase); provides the Company the right to purchase certain land from FECI at a mutually determined fair market value; provides FECI with the right to relocate the Company (at its expense) from such land to comparable property with competitive rental rates. The lease is cancellable after five years with a two year notice requirement. The Railway paid $1.3 million and $1.3 million for the rail yard base rent for the three months ended September 30, 2012 and 2011, respectively and $3.8 million and $4.7 million for the nine months ended September 30, 2012 and 2011, respectively.

5. Income Taxes

It is more likely than not that the net operating losses expected to be generated by the Company in 2012 will expire unused.  Accordingly, the Company has recognized tax expense in 2012 to reflect an increase in the Company’s deferred tax valuation allowance.  As such, the Company recorded an income tax expense of $2.6 million and $4.4 million, for the three months ended September 30, 2012 and 2011, respectively.  For the nine months ended September 30, 2012 and 2011, the Company recorded income tax expense of $6.2 million and $10.6 million, respectively.

A valuation allowance against deferred tax assets is required if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company established a valuation allowance of $50.6 million and $42.6 million as of September 30, 2012 and December 31, 2011, respectively, to reduce deferred tax assets to their expected realizable value.

The Company has net operating loss carryforwards as of September 30, 2012, as follows:

• U. S.—$274.9 million (expiration periods: 2028—2032)

• Florida—$284.7 million (expiration periods: 2028—2032)

The Company recognizes interest and penalties related to uncertain tax positions in its provision for income taxes. As of December 31, 2011, the Company did not believe that it had any uncertain tax positions. As of December 31, 2011, the U.S. and Florida taxing jurisdiction remains open to examination for the years 2010, 2009, and 2008.

6. Long-Term Debt

Debt consisted of the following:

	September 30, 2012	December 31, 2011
	(in thousands)
Senior Secured Credit Facility:
Senior Secured Notes	475,000	475,000
Senior PIK Toggle Notes (net of original discount of $1,849)	150,896	134,854
ABL Credit Facility	—	—
SIB Loan	—	—
Total debt	625,896	609,854
Less: Current maturities	—	—
Long-term debt, less current maturities	$625,896	$609,854

Interest expense was $10.5 million on the Senior Secured Notes and $4.4 million on the PIK Toggle Notes for the three months ended September 30, 2012.  Interest expense was $10.5 million on the Senior Secured Notes and the Old Facility and $4.0 million on the PIK Toggle Notes for the three months ended September 30, 2011.  Interest expense was $31.1 million on the Senior Secured Notes and $12.8 million on the PIK Toggle Notes for the nine months ended September 30, 2012.  Interest expense was $33.2 million on the Senior Secured Notes and the Old Facility and $9.8 million on the PIK Toggle Notes for the nine months ended September 30, 2011.

On January 25, 2011, FECR Corp. sold $475.0 million of 8 1 / 8 % Senior Secured Notes due 2017 (“Senior Secured Notes” or “8 1 / 8 % Notes”) in a private offering, for gross proceeds of $475.0 million.  In connection with the issuance of the Senior Secured Notes, FECR Corp. and certain of its subsidiaries also entered into the Asset-Based Lending (“ABL”) Facility that matures on January 25, 2015.  Availability on the ABL Facility as of September 30, 2012 was $30.0 million and was undrawn; provided that the Company anticipates accessing the letter of credit facility under the ABL Facility in connection with obtaining the $3.0 million letter of credit required as additional collateral under the SIB Loan, as discussed below.

On September 26, 2012, FEC PEVT, L.L.C., as borrower, and Florida East Coast Railway, L.L.C., as guarantor, each a wholly owned subsidiary of the Company, entered into the SIB Loan with FDOT.  The SIB Loan provides for a loan of $30 million to fund, in part, the costs associated with the construction of a new Florida East Coast Intermodal Container Transfer Facility (the “ICTF”) in Port Everglades, Florida, which will serve the Company’s domestic and international business segments.  Proceeds from the SIB

Loan will be advanced by FDOT as construction proceeds on ICTF.  The total construction cost of the ICTF construction project is approximately $53 million, $30 million of which will be funded through the SIB Loan, $18 million of which will be from a FDOT grant (the “FDOT Grant”) and the balance of $5 million from the Company’s capital budget.  The Company has been awarded $6 million of the $18 million FDOT Grant as of September 30, 2012 and the remaining funding is expected by November 30, 2012.

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

Shareholder Contribution of FECR Rail LLC

In January and February 2011, FECR Rail LLC contributed an aggregate $16.0 million to the Company.

The proceeds of the sale of the Series B Perpetual Preferred Stock and $15.0 million of the FECR Rail LLC contribution to the Company were further contributed to FECR Corp. This contribution of $140.0 million together with the proceeds of the issuance of the Senior Secured Notes were used to repay an amount outstanding of approximately $601.2 million under the Old Facility owned by FECR Corp., to pay certificate fees and expenses incurred in connection with the offering of the 8 1 / 8 % Notes, and for general corporate purposes.

Senior Secured and Senior PIK Toggle Notes

On February 11, 2011, Holdings Corp. sold $130.0 million of 10 1 / 2 / 11 1 / 4 % Senior Payment in Kind Toggle Notes due 2017 (the “Senior PIK Toggle Notes”) in a private offering, for net proceeds of $127.7 million. The Senior PIK Toggle Notes are senior unsecured obligations that are not guaranteed by any of Holdings Corp.’s subsidiaries.

Holdings Corp. may redeem the notes in whole or in part at a redemption price of 107.5%, 105%, 102.5%, and 100%, plus accrued and unpaid interest thereon for the subsequent periods after August 1, 2012 as follows: August 1, 2012 through January 31, 2013; February 1, 2013 through January 31, 2014; February 1, 2014 through January 31, 2015; and February 1, 2015 and thereafter, respectively.

The Senior PIK Toggle Notes will pay interest semi-annually in arrears on each February 1 and August 1, commencing on August 1, 2011. Thereafter and up to February 1, 2016, Holdings Corp. may elect to pay interest on the Senior PIK Toggle Notes (1) entirely in cash at a rate of 10.5% , (2) entirely by increasing the principal amount of the note or by issuing new notes for the entire amount of the interest payment, at a rate per annum equal to the cash interest rate of 10.5% plus 75 basis points (in each case, PIK interest), or (3) 50% as cash interest and 50% as PIK interest. After February 1, 2016, interest will be payable entirely in cash.  The semi-annual interest payments on the Senior PIK Toggle Notes were paid in kind on August 1, 2011, February 1, 2012, and August 1, 2012, respectively.  In addition, the Company has elected to pay in kind the interest payments due on February 1, 2013.

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

As of September 30, 2012, the Senior Secured Notes and Senior PIK Toggle Notes will mature as follows (in thousands):

	Senior Secured Notes	Senior PIK Toggle Notes	Total
2012	$—	$—	$—
2013	—	—	—
2014	—	—	—
2015	—	—	—
2016	—	—	—
Thereafter	$475,000	$150,896	$625,896

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

As of September 30, 2012, and December 31, 2011, the total unpaid preferred yield was $6.5 million, and $3.4 million, respectively, on the then 19,809 preferred share units, plus the accumulated preferred yield of $4.3 million, or 4,343 preferred share units, with a carrying value of $24.2 million for both years.

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

Share-based compensation expenses for the three months ended September 30, 2012 and 2011 were $0.4 million and $0.4 million, respectively. Share-based compensation expenses for the nine months ended September 30, 2012 and 2011 were $1.5 million and $1.2 million, respectively.

Effective September 15, 2012, we terminated all consulting agreements.  In accordance with a termination without cause under the terms of their consulting agreements, each consultant was entitled to accelerated vesting of the tranche of his restricted stock units next scheduled to vest under the terms of his restricted stock unit award agreement.  As part of the termination, 575 shares were accelerated and vested.  All remaining shares under the agreements were forfeited.

Effective August 31, 2012, we accepted voluntary resignations from employment without “good reason” (as defined in their employment agreements) from Hussein Cumber and another executive as they began employment with another affiliate managed by funds owned by Fortress. Due to their resignations without “good reason,” neither executive was entitled to severance payments or equity acceleration upon termination of their employment agreements.  Any unvested shares were forfeited.

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

In September 2006, the Florida Department of Environmental Protection (“FDEP”) notified the Company and an adjacent property owner that they had been identified as potentially responsible parties (“PRPs”) as a result of an investigation into contaminated groundwater in Fort Pierce, Florida. Based upon site assessments performed in 2010 and 2009, the Company estimated the potential remediation and cleanup costs could be material even if the source of the contamination did not reside on its property. As of September 30, 2012 and December 31, 2011, the Company had accrued $1.5 million and $1.5 million, respectively, related to the alleged contamination of which $1.1 million is expected to be paid over the next 5 to 10 years. In February 2012, FDEP requested the Company conduct additional testing before beginning remediation of the site.  The parties met on April 27, 2012. It was agreed during this meeting that the Company’s scope of testing is complete and the Company can initiate a pilot remediation of the property.  The Company will initiate the pilot remediation in the first quarter of 2013.

In addition to the above site, the Company monitors a small number of other sites leased to others, or acquired by the Company or its subsidiaries. Based on management’s ongoing review and monitoring of these sites, and the ability to seek contribution or indemnification from the PRPs, the Company does not expect to incur material additional costs.

In addition, the Company had accrued approximately $0.5 million related to various other environmental incidents as of September 30, 2012.  As of December 31, 2011, the Company had accrued approximately $0.2 million related to various other environmental incidents.

It is difficult to quantify future environmental costs as many issues relate to actions by third parties or changes in environmental regulations. However, based on information presently available, management believes that the ultimate disposition of currently known matters will not have a material effect on the financial position, liquidity, or results of operations of the Company.

10. Track Maintenance Agreement

In the first quarter of 2011, the Company entered into a Track Maintenance Agreement with an unrelated third-party customer (the “Shipper”). Under the agreement, the Shipper paid for qualified railroad track maintenance expenditures during 2011 in exchange for the assignment of railroad track miles, which permits the Shipper to claim certain tax credits pursuant to Section 45G of the Internal Revenue Code. The Shipper paid $0.7 million and $2.1 million for the three and nine months ended September 30, 2011, respectively, of maintenance expenditures. This amount is included in other expenses as a reduction to expense in the Consolidated Statement of Operations. The track maintenance tax credit has not yet been renewed by Congress for 2012.  There can be no assurances that legislation renewing the availability of the Section 45G tax credit will be enacted and, if enacted, will be retroactive to the beginning of the 2012 calendar year.

11. Port Activity

In October 2010, Miami-Dade County, owner of the Port of Miami, was awarded a $22.8 million federal grant under the U.S. Department of Transportation’s Transportation Investment Generating Economic Recovery II (“TIGER”) program to rehabilitate the port’s rail bridge and construct new rail facilities on port property (“on-port project”). These projects will enable cargo to be moved directly from the port’s facility to an inland distribution center and alleviate traffic congestion in and around the port. The Company plans to establish intermodal container rail service on its own rail line leading into the port at an estimated total cost of $18.3 million (“off-port project”). The Company signed an agreement with FDOT on January 24, 2011, in which FDOT will participate in funding of the “off-port project” and will reimburse the Company an estimated $9.1 million of the total cost.  As of September 30, 2012, the Company had incurred approximately $18.3 million of capital expenditures project to date related to the Port Miami off-port project.  Of this amount, the Company has reduced this capital expenditure by $9.1 million of grant proceeds. The Company had incurred substantially all of the costs related to the project by June 30, 2012.  For the three months ended September 30, 2011, the Company had incurred $4.1 million of capital expenditures related to the Port Miami project.  Of this amount, the Company has reduced this capital expenditure by $2.0 million. For the nine months ended September 30, 2012, and 2011, the Company had incurred approximately $3.6 million and $5.4 million, of capital expenditures related to the Port Miami project.  Of this amount, the Company has reduced this capital expenditure by $1.8 million and $2.7 million, respectively.

On September 20, 2011, Miami-Dade County entered into a Rail Bridge Construction Agreement with the Company. Under this agreement, the Company is responsible for the administration of the construction work for the Bascule Bridge over Biscayne Bay which connects the Company’s Port Lead to the Port of Miami with spending not to exceed $6.6 million.  The Company is reimbursed for all of the costs incurred.  For the three months ended September 30, 2012 and 2011, the Company incurred costs of $1.5 million and zero, respectively.  For the nine months ended September 30, 2012 and 2011, the Company incurred costs of $3.1 million and zero, respectively.  As of September 30, 2012, the Company had an outstanding receivable of $1.7 million.

On January 31, 2012, the Company entered into a Port Everglades Intermodal Container Transfer Facility Lease and Operating Agreement with Broward County.  The agreement was ratified by Broward County on March 20, 2012.  The term of the agreement is 30 years with two 10-year options.  The Agreement was subject to the closing of the SIB Loan with FDOT.  The SIB Loan closed on September 26, 2012.  The Agreement provides the Company the land needed for the Company to construct an intermodal facility to serve its domestic and international business segments.  The total construction cost is approximately $53 million, $30 million of which will be funded through the SIB Loan, $18 million of which will be from a FDOT grant and the balance of $5 million from the Company’s capital budget.  The Company has been awarded $6 million of the $18 million FDOT grant as of September 30, 2012.  The balance of the FDOT grant is expected to be funded by November 30, 2012.  As of September 30, 2012, the Company has not incurred any costs related to this project.  Upon project commencement, the Company will be reimbursed for half of the corresponding expenditures, not to exceed the $18 million FDOT grant.

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

The Consolidating Financial Statements herein present consolidating financial data for Holdings Corp. (on a parent only basis), FECR Corp. (on an issuer only basis), an elimination column for adjustments to arrive at the information for the parent company and subsidiaries on a consolidated basis as of September 30, 2012 and December 31, 2011 and for the three and nine months ended September 30, 2012 and 2011.

Consolidating balance sheets as of September 30, 2012.

	Holdings Corp. (Parent)	FECR Corp. (Issuer)	Eliminations for Consolidation	Consolidation
Current assets:
Cash and cash equivalents	$35	$24,751	$—	$24,786
Restricted cash	—	126	—	126
Accounts receivable, net	—	35,610	—	35,610
Materials and supplies	—	4,446	—	4,446
Deferred income taxes	(189)	2,840	—	2,651
Prepaid and other current assets	2	2,302	—	2,304
Assets held for sale	—	189	—	189

Total current assets	(152)	70,264	—	70,112
Noncurrent assets:
Property, plant and equipment, less accumulated depreciation	—	778,139	—	778,139
Investments in affiliates	415,597	—	(415,597)	—
Investments in non-affiliates	—	74	—	74
Intangible assets, less accumulated amortization	—	234	—	234
Other assets	1,693	16,970	(2,641)	16,022

Total noncurrent assets	417,290	795,417	(418,238)	794,469

Total assets	$417,138	$865,681	$(418,238)	$864,581
Current liabilities:
Accounts payable and accrued expenses	$—	$30,229	$—	$30,229
Taxes payable	—	5,326	—	5,326
Deferred revenue	—	1,818	—	1,818
Other current liabilities	—	1,231	—	1,231

Total current liabilities	—	38,604	—	38,604
Deferred income taxes	(189)	23,884	—	23,695
Long-term debt	150,896	475,000	—	625,896
Other long-term liabilities	5,505	6,100	(2,641)	8,964

Total liabilities	156,212	543,588	(2,641)	697,159

Total stockholders’ (deficit) equity	260,926	322,093	(415,597)	167,422

Total liabilities and stockholders’ equity	$417,138	$865,681	$(418,238)	$864,581

Consolidating balance sheets as of December 31, 2011.

	Holdings Corp. (Parent)	FECR Corp. (Issuer)	Eliminations for Consolidation	Consolidation
Current assets:
Cash and cash equivalents	$44	$30,861	$—	$30,905
Restricted cash	—	125	—	125
Accounts receivable, net	—	31,085	—	31,085
Materials and supplies	—	3,143	—	3,143
Deferred income taxes	(145)	2,828	—	2,683
Prepaid and other current assets	—	2,138	—	2,138
Assets held for sale	—	219	—	219

Total current assets	(101)	70,399	—	70,298
Noncurrent assets:
Property, plant and equipment, less accumulated depreciation	—	782,612	—	782,612
Investments in affiliates	415,598	—	(415,598)	—
Investments in non-affiliates	—	96	—	96
Intangible assets, less accumulated amortization	—	276	—	276
Other assets	1,956	17,242	(650)	18,548

Total noncurrent assets	417,554	800,226	(416,248)	801,532

Total assets	$417,453	$870,625	$(416,248)	$871,830

Current liabilities:
Accounts payable and accrued expenses	$6	$41,094	$—	$41,100
Taxes payable	—	6,936	—	6,936
Deferred revenue	—	3,855	—	3,855
Other current liabilities	—	1,107	—	1,107

Total current liabilities	6	52,992	—	52,998
Deferred income taxes	(145)	17,687	—	17,542
Long-term debt	134,854	475,000	—	609,854
Other long-term liabilities	7,068	6,257	(650)	12,675

Total liabilities	141,783	551,936	(650)	693,069

Total stockholders’ (deficit) equity	275,670	318,689	(415,598)	178,761

Total liabilities and stockholders’ equity	$417,453	$870,625	$(416,248)	$871,830

Consolidating statement of operations for the three months ended September 30, 2012.

	Holdings Corp. (Parent)	FECR Corp. (Issuer)	Eliminations for Consolidation	Consolidation
Operating revenue	$—	$62,962	$—	$62,962
Operating expenses:
Labor and benefits	—	11,677	—	11,677
Equipment rents	—	3,435	—	3,435
Fuel	—	7,361	—	7,361
Purchased services	—	11,933	—	11,933
Depreciation and amortization	—	6,946	—	6,946
Net (gain) on sale and impairment of assets	—	(26)	—	(26)
Other	—	6,698	—	6,698

Total operating expenses	—	48,024	—	48,024

Operating income	—	14,938	—	14,938

Interest expense, net of interest income	(4,380)	(10,497)	—	(14,877)
Other expense	—	3	—	3

Income (Loss) before income taxes	(4,380)	4,444	—	64
Provision for income taxes	—	2,641	—	2,641

Net gain (loss)	$(4,380)	$1,803	$—	$(2,577)

Comprehensive loss	$(4,380)	$1,815	$—	$(2,565)

Consolidating statement of operations for the three months ended September 30, 2011.

	Holdings Corp. (Parent)	FECR Corp. (Issuer)	Eliminations for Consolidation	Consolidation
Operating revenue	$—	$52,194	$—	$52,194
Operating expenses:
Labor and benefits	—	10,814	—	10,814
Equipment rents	—	2,780	—	2,780
Fuel	—	6,981	—	6,981
Purchased services	12	8,969	—	8,981
Depreciation and amortization	—	6,747	—	6,747
Net loss on sale and impairment of assets	—	13	—	13
Other	—	5,861	—	5,861

Total operating expenses	12	42,165	—	42,177

Operating income (loss)	(12)	10,029	—	10,017

Interest expense, net of interest income	(3,951)	(10,503)	—	(14,454)
Other expense	—	(8)	—	(8)

Loss before income taxes	(3,963)	(482)	—	(4,445)
Provision for income taxes	—	4,357	—	4,357

Net loss	$(3,963)	$(4,839)	$—	$(8,802)

Comprehensive loss	$(3,963)	$(4,852)	$—	$(8,815)

Consolidating statement of operations for the nine months ended September 30, 2012.

	Holdings Corp. (Parent)	FECR Corp. (Issuer)	Eliminations for Consolidation	Consolidation
Operating revenue	$—	$178,806	$—	$178,806
Operating expenses:
Labor and benefits	—	35,829	—	35,829
Equipment rents	—	9,770	—	9,770
Fuel	—	22,430	—	22,430
Purchased services	—	32,371	—	32,371
Depreciation and amortization	—	20,310	—	20,310
Net (gain) on sale and impairment of assets	—	(120)	—	(120)
Other	—	19,425	—	19,425

Total operating expenses	—	140,015	—	140,015

Operating income	—	38,791	—	38,791

Interest expense, net of interest income	(12,754)	(31,109)	—	(43,863)
Other expense	—	82	—	82

Income (Loss) before income taxes	(12,754)	7,764	—	(4,990)
Provision for income taxes	—	6,177	—	6,177

Net income (loss)	$(12,754)	$1,587	$—	$(11,167)

Comprehensive loss	$(12,754)	$1,625	$—	$(11,129)

Consolidating statement of operations for the nine months ended September 30, 2011.

	Holdings Corp. (Parent)	FECR Corp. (Issuer)	Eliminations for Consolidation	Consolidation
Operating revenue	$—	$156,690	$—	$156,690
Operating expenses:
Labor and benefits	—	34,582	—	34,582
Equipment rents	—	8,410	—	8,410
Fuel	—	21,131	—	21,131
Purchased services	12	25,887	—	25,899
Depreciation and amortization	—	20,408	—	20,408
Net loss on sale and impairment of assets	—	1,773	—	1,773
Other	—	19,217	—	19,217

Total operating expenses	12	131,408	—	131,420

Operating income (loss)	(12)	25,282	—	25,270

Interest expense, net of interest income	(9,800)	(33,214)	—	(43,014)
Other expense	—	(5)	—	(5)

Loss before income taxes	(9,812)	(7,937)	—	(17,749)
Provision for income taxes	—	10,601	—	10,601

Net loss	$(9,812)	$(18,538)	$—	$(28,350)

Comprehensive loss	$(9,812)	$(18,525)	$—	$(28,337)

Consolidating statement of cash flows for the nine months ended September 30, 2012.

	Holdings Corp. (Parent)	FECR Corp. (Issuer)	Eliminations for Consolidation	Consolidation
CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)	$(12,754)	$1,587	$—	$(11,167)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	—	20,310	—	20,310
Amortization of debt financing fees	473	2,184	—	2,657
Share-based compensation costs	—	1,460	—	1,460
Deferred taxes	—	6,185	—	6,185
Gain on sale and impairment of assets	—	(120)	—	(120)
Changes in operating assets and liabilities:
Restricted cash	—	(1)	—	(1)
Accounts receivable	1	(4,526)	—	(4,525)
Prepaid and other current assets	(2)	(164)	—	(166)
Materials and supplies	—	(1,303)	—	(1,303)
Other assets and deferred charges	(4)	(1,751)	1,991	236
Accounts payable and accrued expenses	(6)	(10,865)	—	(10,871)
Taxes payable	—	(1,610)	—	(1,610)
Deferred revenue	—	(2,037)	—	(2,037)
Other current liabilities	—	442	—	442
Other long-term liabilities	14,274	(117)	(1,991)	12,166

Net cash provided by operating activities	1,982	9,674	—	11,656

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of properties and equipment	—	(16,219)	—	(16,219)
Proceeds from disposition of assets	—	596	—	596

Net cash used in investing activities	—	(15,623)	—	(15,623)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of common stock outstanding	(1,991)	—	—	(1,991)
Purchase of common stock outstanding	—	(161)	—	(161)

Net cash used in financing activities	(1,991)	(161)	—	(2,152)

Net decrease in cash and cash equivalents	(9)	(6,110)	—	(6,119)
Cash and cash equivalents at beginning of period	44	30,861	—	30,905

Cash and cash equivalents at end of period	$35	$24,751	$—	$24,786

Supplemental cash flow information:
Cash paid for interest	$—	$38,574	$—	$38,574

Consolidating statement of cash flows for the nine months ended September 30, 2011.

	Holdings Corp. (Parent)	FECR Corp. (Issuer)	Eliminations for Consolidation	Consolidation
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(9,812)	$(18,538)	$—	$(28,350)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	—	20,408	—	20,408
Amortization of debt financing fees	262	2,335	—	2,597
Gain on sale and impairment of assets	—	1,773		1,773
Share-based compensation costs	—	1,248	—	1,248
Deferred taxes	—	10,601	—	10,601
Other	—	15	—	15
Changes in operating assets and liabilities:
Accounts receivable	—	(4,076)	—	(4,076)
Prepaid and other current assets	—	665	—	665
Materials and supplies	—	(899)	—	(899)
Other assets and deferred charges	—	362	—	362
Accounts payable and accrued expenses	86	3,189	—	3,275
Taxes payable	—	(1,507)	—	(1,507)
Deferred revenue	—	402	—	402
Other current liabilities	—	(72)	—	(72)
Other long-term liabilities	9,537	(3,141)	—	6,396

Net cash provided by operating activities	73	12,765	—	12,838

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of properties and equipment	—	(16,286)	—	(16,286)
Release of interest reserve account	—	4,008	—	4,008
Proceeds from disposition of assets	—	8,547	—	8,547

Net cash used in investing activities	—	(3,731)	—	(3,731)

CASH FLOWS FROM FINANCING ACTIVITIES:
Contribution to subsidiary from parent	(140,000)	140,000	—	—
Contribution from FECR Rail LLC	16,000	—	—	16,000
Proceeds from issuance of long-term debt	127,725	475,000	—	602,725
Payment on long-term debt	—	(601,185)	—	(601,185)
Purchase of common stock outstanding	—	(236)	—	(236)
Proceeds from issuance of preferred shares	125,000	—	—	125,000
Redemption of preferred share units	(126,111)	—	—	(126,111)
Financing costs	(2,208)	(15,557)	—	(17,765)

Net cash (used in) provided by financing activities	406	(1,978)	—	(1,572)

Net increase in cash and cash equivalents	479	7,056	—	7,535
Cash and cash equivalents at beginning of period	—	9,306	—	9,306

Cash and cash equivalents at end of period	$479	$16,362	$—	$16,841

Supplemental cash flow information:
Cash paid for interest	$—	$23,955	$—	$23,955

14. Subsequent Events

Florida East Coast Railway, LLC adopted the Florida East Coast Railway Deferred Compensation Plan, effective as of October 15, 2012, by executing the Executive Nonqualified “Excess” Plan Adoption Agreement (the plan document and adoption agreement collectively, the “Plan”). The Plan provides an opportunity for a select group of the Company’s management and independent contractors to voluntarily defer receipt of a portion of their compensation (including base salary, performance-based compensation and commissions). Under the Plan, the Company also has the discretion to make contributions to the Plan on behalf of participants. Deferred compensation under the Plan is payable in cash in a lump sum payment or, in certain circumstances, in annual installments over a term equal to or less than 15 years, as determined by each participant at the time of enrollment. The Plan is an unfunded, nonqualified deferred compensation plan intended to comply with the requirements of Section 409A of the Internal Revenue Code of 1986, as amended.

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

Highlights for the three months ended September 30, 2012 and 2011

•                            Operating revenue for the three months ended September 30, 2012 was $63.0 million, compared with $52.2 million for the three months ended September 30, 2011. The primary driver of this $10.8 million increase was increases in intermodal and carload freight revenues, partially offset by decreased non-freight revenues.

•                            Freight revenues increased $11.3 million, or 23.9%, for the three months ended September 30, 2012, compared with the three months ended September 30, 2011, primarily due to increases in both carload and intermodal revenues, driven by negotiated intermodal rate increases, fuel surcharge recovery, and new business development.

•                            Net loss for the three months ended September 30, 2012 was $2.6 million, compared with a net loss of $8.8 million for the three months ended September 30, 2011.  The primary driver of the improvement in net loss for the comparable periods was due to improvements in operating income and a decrease in income tax expense.  Operating income for the three months ended September 30, 2012 was $15.0 million, compared with $10.0 million for the three months ended September 30, 2011.

•                            Our operating ratio was 76.3% for the three months ended September 30, 2012, compared with an operating ratio of 80.8% for the three months ended September 30, 2011. This improvement was primarily due to higher revenue driven by increased intermodal rate per unit, increased intermodal and carload volumes, as well as productivity improvements.

•                            Our income tax expense, which was a non-cash item, was $2.6 million for the three months ended September 30, 2012, compared to income tax expense of $4.4 million for the three months ended September 30, 2011.  We believe that it is more likely than not that our net operating losses, generated in fiscal 2012, will expire unused.

Highlights for the nine months ended September 30, 2012 and 2011

•                            Operating revenue for the nine months ended September 30, 2012 was $178.8 million, compared with $156.7 million for the nine months ended September 30, 2011. The primary driver of this $22.1 million increase was increases in intermodal and carload freight revenues, partially offset by decreased non-freight revenues.

•                            Freight revenues increased $23.5 million, or 16.5%, for the nine months ended September 30, 2012, compared with the nine months ended September 30, 2011, primarily due to increases in both carload and intermodal revenues, driven by negotiated intermodal rate increases, increased fuel surcharge recovery, and new business development.

•                            Net loss for the nine months ended September 30, 2012 was $11.2 million, compared with a net loss of $28.4 million for the nine months ended September 30, 2011.  The primary driver of the improvement in net loss for the comparable periods was due to improvements in operating income and a decrease in income tax expense.  Operating income for the nine months ended September 30, 2012 was $38.8 million, compared with $25.3 million for the nine months ended September 30, 2011.

•                            Our operating ratio was 78.3% for the nine months ended September 30, 2012, compared with an operating ratio of 83.9% for the nine months ended September 30, 2011. This improvement was primarily due to higher revenue driven by increased intermodal rate per unit, as well as an increase in carload volume and productivity improvements.

•                            During the nine months ended September 30, 2012, we provided $11.7 million in cash from our operating activities, which includes cash payment of interest of $38.6 million.  In addition, we purchased $16.2 million in property and equipment.

•                            Our income tax expense, which was a non-cash item, was $6.2 million for the nine months ended September 30, 2012, compared to income tax expense of $10.6 million for the nine months ended September 30, 2011.  We believe that it is more likely than not that our net operating losses, generated in fiscal 2012, will expire unused.

Results of Operations

Comparison of Operating Results for the Three Months Ended September 30, 2012 and 2011

Operating Revenue

Operating revenues increased $10.8 million, or 20.6%, to $63.0 million for the three months ended September 30, 2012 from $52.2 million for the three months ended September 30, 2011.  This increase was due to higher intermodal and carload freight revenues, partially offset by decreased non-freight revenues.

Freight revenues increased $11.3 million, or 23.9%, to $58.8 million for the three months ended September 30, 2012 from $47.5 million for the three months ended September 30, 2011.  The increase was primarily due to increased carload and intermodal revenues, driven by negotiated intermodal rate increases, increased carload volumes, and increased fuel surcharge recovery.  Total units increased 15.1% to 119,585 for the three months ended September 30, 2012, from 103,928 for the three months ended September 30, 2011.

The increase in average revenue per unit to $492 for the three months ended September 30, 2012 from $457 for the three months ended September 30, 2011 was primarily due to an increase in intermodal price and fuel surcharge recovery, partially offset by a decrease in mix.

The following table compares freight revenues, units, and average freight revenue per unit for the three months ended September 30, 2012 and 2011:

	Three Months ended September 30,
	2012			2011
	Freight Revenues	Units*	Average Revenue per unit	Freight Revenues	Units*	Average Revenue per unit
	(in thousands, except unit and average revenue per unit)

Intermodal	$38,044	91,048	$418	$31,792	85,435	$372
Crushed Stone (Aggregate)	10,223	18,821	543	6,567	10,680	615
Food Products	3,180	2,966	1,072	2,514	2,159	1,164
Motor Vehicles & Equipment	2,375	1,720	1,381	1,765	1,300	1,358
Chemicals	1,711	969	1,766	1,571	864	1,818
Other	3,245	4,061	799	3,243	3,490	929
Carload Subtotal	20,734	28,537	727	15,660	18,493	847
Total	$58,778	119,585	$492	$47,452	103,928	$457

*The units for 2011 have been restated to conform with the 2012 presentation.  In June 2012, the Company made a policy change and began charging for certain Intermodal revenue empties; for the three months ended September 30, 2012 includes 2,954 units related to this change. Excluding the volumes, Intermodal revenue per unit would have been $432.

Intermodal revenues increased $6.3 million (Rate/Mix increase—$4.2 million; Volume increase—$2.1 million) for the three months ended September 30, 2012, compared to the three months ended September 30, 2011.  Rate/Mix represents the change in price per unit charged to the customer as well as the change in price per unit due to the mix in traffic as the rate per unit may vary per the commodity handled and the length of the haul. Our Rate/Mix increase was driven by an increase in actual price coupled with positive increase in mix. Overall, Intermodal shipments increased 6.6% or 5,613 units for the three months ended September 30, 2012, compared to the three months ended September 30, 2011, primarily due to an increase in our local LTL and Retail traffic, partially offset by a decrease in our Interline business traffic, as well as increased units related to the Intermodal revenue empties.

Carload revenues for the three months ended September 30, 2012 increased $5.1 million (Rate/Mix decrease—$3.4 million; Volume increase—$8.5 million) compared to the three months ended September 30, 2011.  Overall, carload shipments increased 54.3%, or 10,044 units, for the three months ended September 30, 2012 compared to the three months ended September 30, 2011. This increase in carload revenue was primarily due to the net effect of the following:

•                            Crushed Stone (Aggregate) revenues increased $3.7 million, or 55.7%, primarily due to an increase in infrastructure projects in Florida and the expansion of the Fort Lauderdale airport.

•                            Food Products revenues increased $0.7 million, or 26.5%.  This increase was driven by a customer’s manufacturing facility coming back online at the beginning of 2012.

•                            Motor Vehicles & Equipment revenues increased $0.6 million, or 34.6%.  This increase was due to continued volume recovery from the earthquakes in Japan during 2011, and increased volumes for other car manufacturers, as well as price improvements.

•                            Chemicals revenues increased $0.1 million, or 8.9%. This increase was due to increases in volume.

•                            Other revenues remained relatively consistent for the comparable periods.

Non-freight revenues decreased $0.5 million, or 11.8%, to $4.2 million for the three months ended September 30, 2012 from $4.7 million for the three months ended September 30, 2011. The primary decrease in non-freight revenues was due to the sale of locomotives in August 2011 that were previously under lease.

Operating Expenses

The following table sets forth the operating revenue and expenses for our consolidated operations for the periods indicated (dollars in thousands):

	Three Months ended September 30,
	2012		2011
	Amount	% of Operating Revenue	Amount	% of Operating Revenue
Operating revenue	$62,962	100.0%	$52,194	100.0%
Operating expenses:
Labor and benefits	11,677	18.5%	10,814	20.7%
Equipment rents	3,435	5.5%	2,780	5.3%
Diesel fuel	7,361	11.7%	6,981	13.4%
Purchased services	11,933	19.0%	8,981	17.2%
Depreciation and amortization	6,946	11.0%	6,747	12.9%
Net loss (gain) on sale and impairment of assets	(26)	(0.0)%	13	0.0%
Other expenses	6,698	10.6%	5,861	11.3%
Total operating expenses	$48,024	76.3%	$42,177	80.8%
Operating income	$14,938	23.7%	$10,017	19.2%

Operating expenses increased to $48.0 million for the three months ended September 30, 2012, from $42.2 million for the three months ended September 30, 2011, an increase of $5.8 million, or 13.7%. The operating ratio was 76.3% for the three months ended September 30, 2012 compared to 80.8% for the three months ended September 30, 2011. Set forth below is additional detail regarding changes in our operating expenses:

•                            Labor and benefits increased $0.9 million, or 8.0%, to $11.7 million, due to general wage inflation and higher health and welfare costs.

•                            Equipment rents increased $0.7 million, or 23.6%, to $3.4 million.  This increase was due to increased car hire expense related to increased volumes. In March 2012, we had a contract change where certain volumes were no longer subject to a haulage agreement and therefore the units were not subject to car hire expense.

•                            Diesel fuel increased $0.4 million, or 5.4%, to $7.4 million. As a percentage of revenue, diesel fuel decreased to 11.7% for the three months ended September 30, 2012, as compared to 13.4% for the three months ended September 30, 2011. The increase in diesel fuel was primarily due to increased volumes partially offset by efficiencies in fuel usage for the comparable periods.

•                            Purchased services increased $3.0 million, or 32.9%, to $11.9 million. This increase was mainly due to purchased rail services.

•                            Depreciation and amortization remained relatively consistent for the comparable periods.

•                            Net loss (gain) on sale of and impairment of assets remained relatively consistent for the comparable periods.

•                            Other expenses increased $0.8 million, or 14.3%, to $6.7 million primarily due to the expiration of the track maintenance agreement reimbursements of $0.7 million in 2011.

Other Income (Expense)

Interest Expense (net of interest income). Interest expense remained relatively consistent for the comparable periods.

Other Income (Loss). Other income (loss) remained relatively consistent for the comparable periods.

Provision for Income Taxes. For the three months ended September 30, 2012 and 2011, we believe that it is more likely than not that our net operating losses expected to be generated by the Company in the respective periods will expire unused. Accordingly, we recognized tax expense in the amount of $2.6 million for the three months ended September 30, 2012 and $4.4 million for the three months ended September 30, 2011.

Comparison of Operating Results for the Nine Months Ended September 30, 2012 and 2011

Operating Revenue

Operating revenues increased $22.1 million, or 14.1%, to $178.8 million for the nine months ended September 30, 2012 from $156.7 million for the nine months ended September 30, 2011.  This increase was due to higher intermodal and carload freight revenues, partially offset by decreased non-freight revenues.

Freight revenues increased $23.5 million, or 16.5%, to $166.0 million for the nine months ended September 30, 2012 from $142.5 million for the nine months ended September 30, 2011.  The increase was primarily due to increased carload and intermodal revenues, driven by negotiated intermodal rate increases, increased fuel surcharge recovery, and increased carload volumes.  Total units increased 4.1% to 330,115 for the nine months ended September 30, 2012, from 317,197 for the nine months ended September 30, 2011.

The increase in average revenue per unit to $503 for the nine months ended September 30, 2012 from $449 for the nine months ended September 30, 2011 was primarily due to an increase in Intermodal price and fuel surcharge recovery.

The following table compares freight revenues, units, and average freight revenue per unit for the nine months ended September 30, 2012 and 2011:

	Nine Months ended September 30,
	2012			2011
	Freight Revenues	Units*	Average Revenue per unit	Freight Revenues	Units*	Average Revenue per unit
	(in thousands, except unit and average revenue per unit)

Intermodal	$107,863	258,359	$417	$94,414	259,904	$363
Crushed Stone (Aggregate)	25,526	42,431	602	19,446	32,154	605
Food Products	9,185	8,203	1,120	7,586	6,376	1,190
Motor Vehicles & Equipment	8,177	6,024	1,357	5,314	4,117	1,291
Chemicals	5,312	3,122	1,701	5,060	2,940	1,721
Other	9,891	11,976	826	10,643	11,706	909
Carload Subtotal	58,091	71,756	810	48,049	57,293	839
Total	$165,954	330,115	$503	$142,463	317,197	$449

*The units for 2011 have been restated to conform with the 2012 presentation.  In June 2012, the Company made a policy change and began charging for certain Intermodal revenue empties; for the nine months ended September 30, 2012 includes 3,795 units related to this change. Excluding the volumes, Intermodal revenue per unit would have been $424.

Intermodal revenues increased $13.4 million (Rate/Mix increase—$14.0 million; Volume decrease—$0.6 million) for the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011.  Rate/Mix represents the change in price per unit charged to the customer as well as the change in price per unit due to the mix in traffic as the rate per unit may vary per the commodity handled and the length of the haul. Our Rate/Mix increase was driven by an increase in actual price and fuel surcharge recovery, and a positive mix variance. Overall, Intermodal shipments decreased 0.1% or 1,545 units for the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011.

Carload revenues for the nine months ended September 30, 2012 increased $10.0 million (Rate/Mix decrease—$2.1 million; Volume increase—$12.1 million) compared to the nine months ended September 30, 2011.  Overall, carload shipments increased 25.2%, or 14,463 units, for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. This increase in carload revenue was primarily due to the net effect of the following:

•                            Crushed Stone (Aggregate) revenues increased $6.1 million, or 31.3%, primarily due to increases in infrastructure projects in Florida and the expansion of the Fort Lauderdale airport.

•                            Food Products revenues increased $1.6 million, or 21.1%. This increase was driven by a customer’s manufacturing facility coming back online at the beginning of 2012.

•                            Motor Vehicles & Equipment revenues increased $2.9 million, or 53.9%.  This increase was due to continued volume recovery from the earthquakes in Japan during 2011, and increased volumes for other car manufacturers, as well as price improvements.

•                            Chemicals revenues remained consistent for the comparable periods.

•                            Other revenues decreased $0.8 million, or 7.1%. This decrease was primarily due to a reduction in rate / mix, partially offset by a favorable volume impact.

Non-freight revenues decreased $1.4 million, or 9.7%, to $12.8 million for the nine months ended September 30, 2012 from $14.2 million for the nine months ended September 30, 2011. The primary decrease in non-freight revenues was due to the sale of locomotives in August 2011 that were previously under lease.

Operating Expenses

The following table sets forth the operating revenue and expenses for our consolidated operations for the periods indicated (dollars in thousands):

	Nine Months ended September 30,
	2012		2011
	Amount	% of Operating Revenue	Amount	% of Operating Revenue
Operating revenue	$178,806	100.0%	$156,690	100.0%
Operating expenses:
Labor and benefits	35,829	20.0%	34,582	22.1%
Equipment rents	9,770	5.5%	8,410	5.4%
Diesel fuel	22,430	12.5%	21,131	13.5%
Purchased services	32,371	18.1%	25,899	16.5%
Depreciation and amortization	20,310	11.4%	20,408	13.0%
Net loss (gain) on sale and impairment of assets	(120)	(0.1)%	1,773	1.1%
Other expenses	19,425	10.9%	19,217	12.3%
Total operating expenses	$140,015	78.3%	$131,420	83.9%
Operating income	$38,791	21.7%	$25,270	16.1%

Operating expenses increased to $140.0 million for the nine months ended September 30, 2012, from $131.4 million for the nine months ended September 30, 2011, an increase of $8.6 million, or 6.5%. The operating ratio was 78.3% for the nine months ended September 30, 2012 compared to 83.9% for the nine months ended September 30, 2011. Set forth below is additional detail regarding changes in our operating expenses:

•                            Labor and benefits increased $1.2 million, or 3.6%, to $35.8 million, due to general wage inflation and higher health and welfare costs.

•                            Equipment rents increased $1.4 million, or 16.2%, to $9.8 million.  This increase was due to increased car hire expense related to increased volumes. In March 2012, we had a contract change where certain volumes were no longer subject to a haulage agreement and therefore the units were not subject to car hire expense.

•                            Diesel fuel increased $1.3 million, or 6.1%, to $22.4 million. The increase in diesel fuel was primarily due to an increase in volumes and an increase in the average price of fuel. The average price of fuel was $3.39 per gallon for the nine months ended September 30, 2012 compared to the average price per gallon of $3.26 for the nine months ended September 30, 2011.  The increase in diesel fuel was partially offset by efficiencies in fuel usage for the comparable periods.

•                            Purchased services increased $6.5 million, or 25.0%, to $32.4 million. This increase was mainly due to purchased rail services.

•                            Depreciation and amortization remained relatively consistent for the comparable periods.

•                            Net loss (gain) on sale of and impairment of assets went from a net loss of $1.8 million for the nine months ended September 30, 2011, related to the impairment of locomotives in 2011 to a minimal gain on sale of assets for the nine months ended September 30, 2012.

•                            Other expenses remained relatively consistent for the comparable periods.

Other Income (Expense)

Interest Expense (net of interest income). Interest expense increased $0.8 million, or 2.0%, to $43.9 million for the nine months ended September 30, 2012 from $43.1 million for the nine months ended September 30, 2011.  The increase in interest expense is due to increased debt related to the interest payments on the Senior PIK Toggle Notes which were paid in kind, and the timing of the issuance of the Senior PIK Toggle Notes. For the nine months ended September 30, 2012, interest expense is captured for a full nine months, whereas for the nine months ended September 30, 2011, interest expense had only been captured from the issuance of the Senior PIK Toggle Notes on February 11, 2011.

Other Income (Loss). Other income (loss) remained relatively consistent for the comparable periods.

Provision for Income Taxes. For the nine months ended September 30, 2012 and 2011, we believe that it is more likely than not that our net operating losses expected to be generated by the Company in the respective periods will expire unused. Accordingly, we recognized tax expense in the amount of $6.2 million for the nine months ended September 30, 2012 and $10.6 million for the nine months ended September 30, 2011.

Liquidity and Capital Resources

The discussion of liquidity and capital resources that follows reflects our consolidated results and includes all of our subsidiaries. We have historically met our liquidity requirements primarily from cash generated from operations and borrowings under our credit agreements which are used to fund capital expenditures and debt service requirements. For the nine months ended September 30, 2012 and 2011, there was a net cash inflow from operations of $11.7 million and $12.8 million, respectively, primarily related to cash flow generated by operations.

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

•                            Secured borrowings and lines of credits as of September 30, 2012 consisted of $475.0 million outstanding on the 8 1 / 8 % Notes, $30.0 million available for borrowing under the ABL Facility, and $150.9 million outstanding for the Senior PIK Toggle Notes. As of December 31, 2011, $609.8 million was outstanding and there were no funds drawn on the ABL for both periods.

We expect that our cash flows from operations and existing credit facilities will be sufficient to meet our ongoing operating requirements, to fund capital expenditures for property, plant and equipment, and to satisfy our debt requirements. In addition, we closed the $30 million State Infrastructure Bank loan (the “SIB Loan”) on September 26, 2012.  The purpose of the SIB Loan is to fund, in part, the costs associated with our construction of a new Florida East Coast Intermodal Transfer Facility (the “ICTF”) at Port Everglades which will serve the Company’s domestic and international segments.  The ICTF is expected to cost $53 million to complete.  Proceeds of the SIB Loan will be advanced by FDOT as construction proceeds on the ICTF.  The total construction costs of the ICTF are expected to be $53 million, $30 million of which will be funded by the SIB Loan, $18 million of which will be funded by a grant from FDOT, and the balance of $5 million from the Company’s capital budget.  Our current projections of cash flows from operations and the availability of funds under our ABL Facility (as further described below) are expected to be sufficient to fund our maturing debt and contractual obligations in the next several years. No assurance can be made that we will be able to meet our financing and liquidity needs as currently contemplated. See “Risk Factors—Risks Related to Our Indebtedness.”

Holdings Corp. is a holding company and, therefore, depends upon the performance of and distributions from our subsidiaries to meet its debt service obligations (including interest payments) under the Senior PIK Toggle Notes.  Legal and contractual restrictions in agreements governing current and future indebtedness, as well as the financial condition and operating requirements of our direct subsidiary, FECR Corp., may limit Holdings Corp.’s ability to obtain cash from FECR Corp. The indenture governing the 8 1 / 8 % Notes and the ABL Facility contain covenants that restrict FECR Corp.’s ability to pay cash dividends and make other distributions or loans to Holdings Corp. The earnings from, or other available assets of, FECR Corp. may not be sufficient to pay dividends or make distributions or loans to enable Holdings Corp. to make payments in respect of the notes when such payments are due. In addition, even if such earnings were sufficient, we cannot assure you that the agreements governing the current and future indebtedness of FECR Corp. will permit FECR Corp. to provide us with sufficient dividends, distributions or loans to fund interest and principal payments on the notes when due. Holdings Corp. will be forced to accrue interest on a “paid-in-kind” basis, to the extent that distributions from FECR Corp. are not sufficient to fulfill the interest obligations under the notes. Any interest accrued on a “paid-in-kind” basis will increase the overall cost of Holdings Corp.’s borrowings, as well as the cash ultimately required to fully satisfy Holdings Corp.’s obligations, under the Senior PIK Toggle Notes.

We have implemented capital spending programs designed to assure the ability to provide safe, efficient and reliable transportation services. For the remainder of 2012, we anticipate that 79.8% of the remaining estimated capital spend will be used to sustain core infrastructure. We funded these capital investments through cash generated from operations.

The remaining capital expenditures are for locomotives, freight cars, and technology.  For the nine months ended September 30, 2012, we contributed $1.8 million related to the port Miami project, whereas in 2011, we contributed $7.2 million, to the port Miami project.

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

Cash Flow Information for the Nine Months ended September 30, 2012 and 2011

Operating Activities

Cash provided by operating activities was $11.7 million for the nine months ended September 30, 2012 compared to cash provided by operating activities of $12.8 million for the nine months ended September 30, 2011. The decrease in cash provided by operating activities of $1.1 million was due to the timing of interest payments, as previously interest payments were on a calendar quarter, however, interest on the 8 1 / 8 % Notes is due in February, as well as an increase in long-term debt to the interest payments on the Senior PIK Toggle Notes that were paid in kind in February and August, 2012.  These increases in cash were offset by a decrease in operating cash related to expenses incurred in 2011 for the Port Miami project which were subsequently paid in 2012.

Investing Activities

Cash used in investing activities was $15.6 million for the nine months ended September 30, 2012 compared to cash used in investing activities of $3.7 million for the nine months ended September 30, 2011. The increase in cash used in investing activities of $11.9 million was primarily related to the release of the interest reserve account of $4.0 million related to the 2011 Refinancing as well as a reduction in proceeds from the sale of assets of $8.0 million related to the reduction in our trailer and hopper fleets, as well as the sale of the locomotives, for the nine months ended September 30, 2012, compared to September 30, 2011.

Financing Activities

Cash used in financing activities was $2.2 million for the nine months ended September 30, 2012 compared to cash used in financing activities of $1.6 million for the nine months ended September 30, 2011.  The increase in cash used in financing activities was primarily due to the repurchase of common shares outstanding for the nine months ended September 30, 2012.

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

The amended Old Facility bore interest based on an alternative base rate or LIBOR at the Company’s option. Interest under the alternative base rate method had a base rate for any day, a rate per annum equal to the greater of (a) the base rate in effect on such a day or (b) the federal funds effective rate in effect on such day plus 1 / 2  of 1.0% subject to a floor of 3.0%, plus an applicable margin of 6.5% per annum through the 18-month extension periods. The margin increased to 8.0%, 9.5% and 11.0% for the first, second, and third extension period, respectively. Interest under the LIBOR method had a base rate of LIBOR, subject to a floor of 3.0%, plus an applicable margin of 7.5% per annum through the 18-month extension periods. The margin increased to 9.0%, 10.5% and 12.0% for the first, second, and third extension period, respectively.

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

Refinancing

On January 25, 2011, FECR Corp. sold $475.0 million of 8 1 / 8 % Senior Secured Notes due 2017 (“Senior Secured Notes” or “8 1 / 8 % Notes”) in a private offering, for gross proceeds of $475.0 million.

In connection with the issuance of the Senior Secured Notes, FECR Corp. and certain of its subsidiaries also entered into the Asset-Based Lending (“ABL”) Facility. The ABL Facility matures on January 25, 2015 and bears interest at FECR Corp.’s option of: (a) a base rate determined in the greater of (1) the prime rate of the administrative agent, (2) federal funds effective rate plus 1 / 2  of 1%, or (b) a LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits in London interbank market for the interest period relevant to such borrowing. The applicable margin with respect to (a) base rate borrowings will be 2.25%, and (b) LIBOR borrowings will be 3.25%. Obligations under the ABL Facility are secured by a first-priority lien on the ABL Collateral.

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

State Infrastructure Bank Loan

On September 26, 2012, FEC PEVT, L.L.C., as borrower, and Florida East Coast Railway, L.L.C., as guarantor, each a wholly owned subsidiary of the Company, entered into a SIB Loan with the Florida Department of Transportation (“FDOT”). The SIB Loan provides for a loan of $30 million to fund, in part, the costs associated with the construction of a new Florida East Coast Intermodal Container Transfer Facility (the “ICTF”) in Port Everglades which will serve the Company’s domestic and international business segments. Proceeds of the SIB Loan will be advanced by FDOT as construction proceeds on the ICTF.  The total cost of the ICTF construction project is approximately $53 million, $30 million of which will be funded through the SIB Loan, $18 million of which will be from a FDOT grant (the “FDOT Grant”) and the balance of $5 million from the Company’s capital budget.  The Company has been awarded $6 million of the $18 million FDOT Grant as of September 30, 2012.

Interest will accrue on the advanced principal amount of the SIB Loan at the rate of 3.50% per annum, compounded annually, using an actual-days-elapsed/365 day counting convention. Both principal and interest payments are payable in annual installments as follows: interest payments commence on the SIB Loan on October 1, 2013, and principal repayments commence on the SIB Loan on October 1, 2015. The SIB Loan will be amortized over 20 years.

The SIB Loan is fully and unconditionally guaranteed by the Florida East Coast Railway, L.L.C.  In addition, as a condition to making the SIB Loan, FDOT required a first priority lien on certain fixtures (including rail trackage) and equipment included in the collateral securing the Senior Secured Notes. The SIB Loan specifically excludes rail equipment and motor vehicles from its lien. As a condition to FDOT making the first loan disbursement under the SIB Loan, FEC PEVT, L.L.C. will be required to post as additional collateral through July 1, 2017, a standby letter of credit in the amount of $3.0 million payable to FDOT, as beneficiary (the “Standby Letter of Credit Collateral”). The SIB Loan permits FEC PEVT, L.L.C, in lieu of posting the Standby Letter of Credit Collateral, at any time upon prior notice, to either pay down the principal of the SIB Loan by $3 million or substitute cash collateral.  The Company anticipates utilizing its letter of credit facility created under the ABL Facility, to obtain the Standby Letter of Credit Collateral.

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

Shareholder Contribution of FECR Rail LLC

In January and February 2011, FECR Rail LLC contributed an aggregate $16.0 million to the Company.

The proceeds of the sale of the Series B Perpetual Preferred Stock and $15.0 million of the FECR Rail LLC contribution to the Company were further contributed to FECR Corp. This contribution of $140.0 million together with the proceeds of the issuance of the Senior Secured Notes were used to repay an amount outstanding of approximately $601.2 million under the Old Facility owned by FECR Corp., to pay certain fees and expenses incurred in connection with the offering of the 8 1 / 8 % Notes, and for general corporate purposes. FECI entered into a separate financing transaction whereby it paid down its outstanding balance of approximately $197.9 million under the Facility. As a result, the Facility is no longer outstanding and none of its obligations are further jointly and severally cross-guaranteed by the subsidiaries of FECI and the Company. None of the Company’s subsidiaries continue to guarantee the outstanding obligations of FECI.

Senior PIK Toggle Notes

On February 11, 2011, Holdings Corp. sold $130.0 million of 10 1 / 2  / 11 1 / 4 % Senior Payment in Kind Toggle Notes due 2017 (the “Senior PIK Toggle Notes”) in a private offering, for net proceeds of $127.7 million. The Senior PIK Toggle Notes are senior unsecured obligations that are not guaranteed by any of Holdings Corp.’s subsidiaries.

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

Covenants

The indentures governing the Senior PIK Toggle Notes, the 8 1 / 8 % Notes and our ABL Facility contain certain covenants that put limitations and restrictions on us and our restricted subsidiaries’ ability to, among other things, incur additional indebtedness; issue preferred and disqualified stock; purchase or redeem capital stock; make certain investments; pay dividends or make other payments on loans or transfer property; sell assets; enter into certain types of transactions with affiliates involving consideration in excess of $5.0 million; create liens on certain assets; and sell all, or substantially all, of our assets or merge with or into another company.  In addition, if availability under the ABL Facility is below $7.5 million during any future period, FECR Corp. will be subject to a minimum fixed charge coverage ratio (as defined in the ABL Facility) of 1.1 to 1.0.  As of September 30, 2012, the Company was in compliance with all debt covenants.

The SIB Loan contains conditions to disbursements customarily contained in construction loans and loans from governmental entities, including as a condition to each disbursement, obtaining all material permits, real property interests, and approvals necessary for the phase of construction of the ICTF or use of the ICTF for which such disbursement relates and requirements that that the SIB Loan and FEC PEVT, L.L.C. shall be subject to annual audits as required by Florida law. In addition, FDOT has the right to annul the SIB Loan if FEC PEVT, L.L.C. does not make a request for disbursement within six months of the first scheduled disbursement (October 1, 2012) or, at anytime, suspend or terminate FDOT’s remaining obligations under the SIB Loan if FEC PEVT, L.L.C. abandons the construction of the ICTF project or if the ICTF project is rendered improbable, infeasible, impossible, or illegal. FDOT also has the right to unilaterally cancel the SIB Loan in the event the Company refuses to allow public access to all documents, papers, letters or other materials subject to the provisions of Chapter 119, Florida Statutes, and made or received in conjunction with the SIB Loan. In addition, FDOT’s obligation to make advances under the SIB Loan to FEC PEVT, L.L.C. is contingent upon the annual appropriation of the Florida legislature.

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

We completed life studies for our rolling stock assets during the three months ended September 30, 2012.  The life study indicated that the actual lives of certain rolling stock assets were different than the estimated useful lives used for depreciation purposes in our financial statements.  As such, we changed our estimates of the useful lives of certain rolling stock assets to better reflect the estimated periods during which these assets will remain in service.  The effect of this change in estimate during the three and nine months ended was to reduce depreciation expense by $0.1 million and $0.1 million, respectively.  Changes in asset lives due to the results of the life studies are applied on a prospective basis and could significantly impact future periods’ depreciation expense, and thus, our results of operations.  Annually, depreciation expense is expected to be reduced by approximately $1.7 million.

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

Interest Rates. The 8 1 / 8 % Notes issued on January 25, 2011 are fixed rate instruments, and therefore, would not be impacted by changes in interest rates.  In addition, the Senior PIK Toggle Notes issued on February 11, 2011 are also fixed interest rate instruments, and therefore, would not be impacted by changes in interest rates.  Our potential interest rate risk results from the ABL Facility as an increase in interest rates would result in lower earnings and increased cash outflows. We do not have any outstanding balances under the ABL Facility, but if we were to draw upon it, we would be subject to changes in interest rates.

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

ITEM 4. CONTROLS AND PROCEDURES

(a)        Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2012. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2012, the Company’s disclosure controls and procedures are effective at the reasonable assurance level.

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

PART II. OTHER INFORMATION

Items 2, 3, and 4 are not applicable and have been omitted.

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

We receive significant business from our customers who utilize the Port Miami and Port Everglades for shipping and cargo activity. Our railroad relies on these Ports to serve cargo ships on behalf of our customers for import and export freight. The decline of imports or exports at these Ports could have material adverse effect on our operating results, financial condition and liquidity. The Company plans to establish intermodal container rail service on its own rail line leading into the Port of Miami for an estimated cost to the Company of $9.1 million. In addition, the Company plans to construct a new Florida East Coast Intermodal Transfer Facility on Port Everglades, Florida for an estimated total cost of approximately $53 million, $30 million of which will be funded through a State Infrastructure Bank (SIB) loan, $18 million of which will be from a Florida Department of Transportation (FDOT) grant and $5 million from the Company’s capital budget. These investments could be at risk should the volumes not support the investments.

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

Fuel costs were approximately 11.7% and 13.4% of our total operating revenue for the three months ended September 30, 2012 and 2011, respectively.  Fuel costs were approximately 12.5% and 13.5% of our total operating revenue for the nine months ended September 30, 2012 and 2011, respectively.  Fuel prices and supplies are influenced significantly by international, political and economic circumstances. If fuel supply shortages or unusual price volatility were to arise for any reason, the resulting higher fuel prices would significantly increase our operating costs. Increases in fuel price may be passed along to customers through a “fuel surcharge” or otherwise, though often with delayed effect. However, there are no assurances that these surcharges will cover the entire fuel price increase for a given period, or that competitive market conditions will effectively allow us to pass along this cost.

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

The track maintenance tax credit was not renewed by Congress upon its expiration on December 31, 2011, currently we are no longer able to earn or assign credits for track maintenance. Several legislative efforts to extend various tax credits that expired at the end of the 2011 year are being pursued by short line and regional railroads.  However, at this time there is no clarity as to whether the tax credits will be extended and, if they are, whether the extension would be retroactive to January 1, 2012.

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

Also, we, through operating agreements, currently lease approximately 3,255 rail cars from Greenbrier Leasing Corporation (“Greenbrier”), The CIT Group, First Union Rail and other entities, with lease lengths generally of three, five and ten years. Under the terms of the lease, the counterparty bills us an hourly rate based upon the length of time the car is on our railroad (on-line) or on another railroad (off-line). As a car goes off-line, a per diem rent sharing arrangement goes into effect whereby we and the counterparty apportion the rent based upon the length of time the car is off-line. Certain of these leases provide that we must pay the counterparty a base rent payment if the car remains on our line for a specified number of days. As a result, if a car remains on our line beyond certain periods of time, we may be required to pay our applicable counterparty a base rent amount even though we have not received any revenue under the contract because the car has not been off our line, which would reduce our operating results. Rents from Greenbrier, CIT, and other entities received by the Company were $4.2 million and $4.2 million, for the nine months ended September 30, 2012 and 2011, respectively. By contrast, to date, the base rent payments that we have made to counterparties—i.e., payments we have made to counterparties in excess of the amount of revenue we have generated under the applicable lease—have been minimal.

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

As of September 30, 2012, our total indebtedness was approximately $626 million, including the Senior PIK Toggle Notes and the 8 1 / 8 % Notes, which represented approximately 79% of our total capitalization. Our substantial indebtedness could have important consequences, including:

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

Holdings Corp. has no operations of its own and it derives all of its revenues and cash flow from FECR Corp. and its subsidiaries. FECR Corp. is a separate and distinct legal entity and has no obligation, contingent or otherwise, to make any funds available to pay Holdings Corp., whether by dividend, distribution, loan or other payments.  Holdings Corp. will depend on FECR Corp. (and any other subsidiaries that Holdings Corp. may form in the future) for dividends and other payments to generate the funds necessary to meet Holdings Corp.’s financial obligations, including payments of principal and interest on the Senior PIK Toggle Notes. Legal and contractual restrictions in agreements governing current and future indebtedness, as well as the financial condition and operating requirements of FECR Corp., may limit Holdings Corp.’s ability to obtain cash from FECR Corp. The indenture governing the 8 1 / 8 % Notes restricts FECR Corp.’s ability to pay cash dividends and make other distributions or loans to Holdings Corp. Although Holdings Corp. is a guarantor with respect to the 8 1 / 8 % Notes, Holdings Corp.’s dependence on its subsidiaries to service its financial obligations, results in this guarantee providing little, if any, additional credit support for the 8 1 / 8 % Notes.  In addition, the earnings from, or other available assets of, FECR Corp. may not be sufficient to pay dividends or make distributions or loans to enable Holdings Corp. to make payments in respect of the Senior PIK Toggle Notes when such payments are due. Furthermore, even if such earnings were sufficient, the agreements governing the current and future indebtedness of FECR Corp. may not permit FECR Corp. to provide us with sufficient dividends, distributions or loans to fund interest and principal payments on the Senior PIK Toggle Notes when due.

Despite our substantial indebtedness level, we and our subsidiaries will still be able to incur significant additional amounts of debt, which could further exacerbate the risks associated with our substantial indebtedness.

Subject to specified limitations, the indenture governing the notes permits Holding Corp. to incur additional debt. Further, the indenture governing the Senior PIK Toggle Notes, the indenture governing the 8 1 / 8 % Notes and the ABL Facility each permit our subsidiaries to incur additional debt. As of the date of this filing, FECR Corp. had $30.0 million of available borrowings under its ABL Facility. If new debt is added to our or any such subsidiary’s current debt levels, the risks described above could intensify.  On September 26, 2012, the Company, through its subsidiaries FEC PEVT, L.L.C., as borrower, and Florida East Coast Railway L.L.C., as guarantor, entered into, the SIB Loan with FDOT.  The SIB Loan requires that FEC PEVT, L.L.C., post with FDOT, as additional collateral through July 1, 2017, a standby letter of credit in the amount of $3 million (the “Standby Letter of Credit Collateral”). The Company anticipates utilizing its letter of credit facility created under the ABL Facility, reducing the Company’s availability under the ABL Facility.

Inability to refinance the ABL Facility may require the Company to deliver alternative cash collateral or pay down the SIB Loan

The SIB Loan requires FEC PEVT, L.L.C., as borrower, to post the $3.0 million Standby Letter of Credit with FDOT through July 1, 2017. The Company intends to utilize the letter of credit facility under the ABL Facility to obtain the Standby Letter of Credit. The ABL Facility matures on January 25, 2015. In the event the Company is not able to refinance the ABL Facility or obtain another a letter of credit facility, the Company may be required to post $3.0 million cash collateral with FDOT or pay down the SIB Loan by $3.0 million in substitution of the Standby Letter of Credit.

Our debt agreements contain restrictions that limit our flexibility in operating our business.

The indentures governing the 8 1 / 8 % Notes, Senior PIK Toggle Notes and our ABL Facility contain various covenants that limit our ability to engage in specified types of transactions. The indentures and the ABL Facility’s covenants limit our and our restricted subsidiaries’ ability to, among other things:

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

A breach of any of these covenants or any other restrictive covenants contained in FECR Corp.’s ABL Facility or the indenture governing the Senior PIK Toggle Notes and the indenture governing the 8 1 / 8 % Notes could result in an event of default. If an event of default under FECR Corp.’s ABL Facility, the indenture governing the Senior PIK Toggle Notes or the indenture governing the 8 1 / 8 % Notes occurs, the holders of the affected indebtedness could declare all amounts outstanding, together with accrued interest, to be immediately due and payable, which, in turn, could cause the default and acceleration of the maturity of our or FECR Corp.’s other indebtedness. If we were unable to pay such amounts, the lenders under FECR Corp.’s ABL Facility and noteholders of the 8 1 / 8 % Notes could proceed against the collateral pledged to them.

The SIB Loan contains covenants and conditions that could restrict our ability to draw funds under the SIB Loan

The SIB Loan contains covenants and conditions to disbursements customarily contained in construction loans and loans from governmental entities. The SIB Loan requires FEC PEVT, L.L.C., the borrower under the SIB Loan, to undergo annual audits by the State of Florida as required by Florida law. In addition, FDOT has the right to annul the SIB Loan if FEC PEVT, L.L.C. does not make a request for disbursement within six months of the first scheduled disbursement (October 1, 2012) or, at anytime, suspend or terminate FDOT’s remaining obligations under the SIB Loan if FEC PEVT, L.L.C. abandons the ICTF construction project or if the ICTF construction project is rendered improbable, infeasible, impossible, or illegal. FDOT also has the right to unilaterally cancel the SIB Loan in the event the Company refuses to allow public access to all documents, papers, letters or other materials subject to the provisions of Chapter 119, Florida Statutes, and made or received in conjunction with the SIB Loan. FDOT’s obligation to make advances under the SIB Loan is contingent upon the annual appropriation of the Florida legislature and there is no assurance that the Florida legislature will make such appropriations.

A default under the SIB Loan may adversely affect the 8 1 / 8 % Notes

The SIB Loan contains customary events of default, including, failure to make a loan payment when due for more than 5 days, a warranty or representation of FEC PEVT, L.L.C., as borrower, or Florida East Coast Railway, L.L.C., as guarantor, is found to be untrue in any material respect, a bankruptcy or insolvency of FEC PEVT, L.L.C., as borrower, or Florida East Coast Railway, L.L.C., as guarantor, failure to provide or restore the Standby Letter of Credit Collateral, or a material covenant breach or failure to provide notice of a material covenant breach within the times periods set forth in the SIB Loan. As a condition to making the SIB Loan, FDOT required and was granted a first priority lien on certain fixtures (including rail trackage) and equipment included in the collateral securing 8 1/8% Notes. A default under the SIB Loan may result in the seizure of collateral securing the 8 1/8% Notes and default under the Indenture.

We may not be able to generate sufficient cash to service the 8 1 / 8 % Notes, the SIB Loan,  or our other indebtedness, and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

Our ability to make scheduled payments on or to refinance our debt obligations depends on our financial condition and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We may not be able to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on the notes or our other indebtedness. Any payments we make directly or indirectly to our parent companies would reduce the level of cash available to us to make the scheduled payments in respect of the 8 1 / 8 % Notes, the SIB Loan and our other indebtedness.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance the 8 1 / 8 % Notes or our other indebtedness. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of the indenture governing the 8 1 / 8 % Notes and existing or future debt instruments may restrict us from adopting some of these alternatives. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations.

ITEM 5. OTHER INFORMATION

Effective August 31, 2012, Hussein Cumber voluntarily resigned from his position as Executive Vice President for Corporate Development. Due to his resignation without “good reason” (as defined in his employment agreement), Mr. Cumber was not entitled to severance payments or equity acceleration upon termination of his employment agreement.

ITEM 6. EXHIBITS

Exhibits
10.1

State-Funded State Infrastructure Bank Loan Agreement, effective as of September 26, 2012, among the State of Florida Department of Transportation, FEC PEVT, LLC, the Borrower, and Florida East Coast Railway, L.L.C., the Guarantor, incorporated by reference to Exhibit 10.1 to Florida East Coast Holdings Corp.’s Current Report on Form 8-K filed on October 2, 2012.

10.2

Port Everglades Intermodal Container Transfer Facility Lease and Operating Agreement, dated January 31, 2012, between Broward County, Florida, as lessor, and Florida East Coast Railway, L.L.C.and Assignment and Assumption of Lease, dated September 26, 2012 made by Florida East Coast Railway, L.L.C., as assignor, and FEC PEVT, LLC, as assignee, incorporated by reference to Exhibit 10.2 to Florida East Coast Holdings Corp.’s Current Report on Form 8-K filed on October 2, 2012.

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

FLORIDA EAST COAST HOLDINGS CORP.
Date: November 8, 2012	By:	/s/ John Brenholt
John Brenholt, Executive Vice President and
Chief Financial Officer
(on behalf of Registrant and as Principal Financial Officer)