Form 10-K
period 2012-12-31
Florida East Coast Holdings Corp.
filed 2013-03-13
CIK 1519625

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒      Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2012,

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

At the close of business on June 29, 2012, the aggregate market value of the Registrant’s voting and non-voting common equity held by non-affiliates of the Registrant was $1.4 million.

As of March 13, 2013, there were 252,106 shares of the Registrant's common stock outstanding.

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

Holdings Corp. was incorporated on January 10, 2011. In January 2011, all of the equity interests in FECR Corp. were transferred from FECR Rail LLC to Holdings Corp., whereby Holdings Corp. became the direct parent of FECR Corp. Holdings Corp. is a holding company and has no direct operations or material assets other than its wholly owned interest in FECR Corp. All of Holdings Corp.’s operations are conducted through its subsidiaries. The only material differences between Holdings Corp. and FECR Corp. are the Senior PIK Toggle Notes issued by Holdings Corp. and its related accounts, including deferred financing costs, amortization, and payment of interest. Where information or an explanation is provided that is substantially the same for each company, such information or explanation has been combined. Where information or an explanation is not substantially the same for each company, we have provided separate information and explanation. Pursuant to the indenture governing FECR Corp.’s outstanding notes, FECR Corp. is permitted to satisfy its reporting obligations under the indenture with respect to financial information relating to FECR Corp. by furnishing financial information relating to any direct or indirect parent company of FECR Corp. which becomes a guarantor of the notes on the terms and conditions set forth in the indenture. Holdings Corp. became a guarantor of FECR Corp.’s outstanding notes on March 14, 2012.

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

PART I

ITEM 1. BUSINESS

Overview

We own and operate a 351-mile freight railroad along the east coast of Florida from Jacksonville to Miami. Our railroad is one of only two major freight railroads serving Florida. In 2012, we provided our services to over 500 customers, and transported over 457,000 units. We generate rail-operating revenues primarily from both the movement of freight in conventional freight cars (such products as crushed rock (aggregate), automobiles, food products and other industrial products) and intermodal shipments of containers and trailers on flatcars. We count each move of freight car, container or trailer on our line as one unit. We also generate freight revenue from dray moves (drayage is the movement of containers or trailers by truck to and from the rail yard). We generated total operating revenue and net loss of $246.8 million and $13.3 million respectively, for the year ended December 31, 2012.  As of December 31, 2012, we had assets of $873.0 million.

Company Information

The Company is owned by private equity funds managed by affiliates of Fortress Investment Group LLC (“Fortress”). Upon the acquisition, Fortress acquired all of the outstanding stock of Florida East Coast Industries, Inc. (“FECI”) in 2007 and then subsequently FECI sold its rail transportation segment (the “Rail Separation”), which operated as separate legal entities.  Concurrent with the Rail Separation, FECR Rail LLC and Florida East Coast Railway Corp. were formed to carry on the activities of the railway.

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

Improving our Operating Ratio: We believe with our focus on growing our existing customer base, coupled with our ability to effectively leverage our prices, as well as our cost-savings initiatives, we will improve our operating ratio.  We define our operating ratio as total operating expenses divided by total operating revenues.

Freight Revenue

We generate freight revenue primarily under two different types of service: local and interchange. Local service, which represented approximately 40% of our total 2012 revenue, involves transporting freight that both originates and terminates on our rail line. Examples of local service include most crushed rock aggregates, which originate from South Florida quarries served by us and terminate at various consumption points in the middle and northern portions of the State, as well as retailers and grocers moving their goods from North Florida to retail stores in South Florida. Interchange service represented approximately 49.2% of our total 2012 revenue. Interchange services vary by customer shipping needs with freight either (i) originating at the customer’s facility on our line for transport to other destinations in the United States, Canada and Mexico via our Jacksonville interchange with CSX and Norfolk Southern (Class I Railroads) or (ii) being received at our Jacksonville interchange and hauled to a customer’s plant or port, where the freight is subsequently consumed or further distributed.

Commodities

Products hauled over our rail line include more than 6 major freight groups, such as intermodal units (containers and truck trailers), crushed rock (aggregate), automobiles, food products, chemicals and other industrial products. The chart below provides detail regarding the percentage of 2012 freight revenue that we generated from hauling various products:

Intermodal (65% of 2012 freight revenue): We transport intermodal containers and trailers (on piggy-back railcars) for major shippers including retailers, parcel delivery companies, maritime shipping companies, trucking companies, and Intermodal Marketing Companies (“IMCs”) as well as the intermodal business units of Class I railroads. We benefit from the geographic shape of Florida as a peninsula and the location of its largest consumption markets (Miami and Orlando) in the southernmost and central regions, which combine to create an imbalanced lane for the flow of goods into and out of the State. As a net consuming state, this geography makes it undesirable for trucks to transport freight southbound, only to return empty northbound. Additionally, the South Florida Highway network, including Interstate 95 and Route US-1, suffer from severe congestion and delays. Due to the challenges that the traffic flow and road congestion present to major shippers, in several instances, these shippers utilize our service as an extension of their operations to obtain a more reliable and efficient means for transporting products north and south within Florida, and in most cases, our service exceeds that of trucks.

Aggregate (16% of 2012 freight revenue): We transport aggregate (primarily crushed limestone) from quarries located in South Florida to distribution points in the middle and northern portions of the State. In most cases, we are the only railroad directly serving a particular quarry. Moreover, given the heavy weight and distance hauled of aggregate, we compete favorably with over-the-road (primarily dump trucks) distribution — one “unit train” (a dedicated train consisting entirely of one product) of aggregate can haul the maximum equivalent of approximately 480 trucks.

Food Products (5% of 2012 freight revenue): We transport three main food commodities which include fruit juice, beer products and high fructose corn sweeteners. These products interchange in our Jacksonville facility, with a Class I railroad and either originate or terminate on our line.

Automobiles (5% of 2012 freight revenue): We serve as a major conduit for transporting finished automobiles primarily from our interchange with Class I railroads in Jacksonville to points in the central and southern portions of the State. Specifically, we transport automobiles either to our own rail yards where the automobiles are then distributed by truck to nearby dealers and rental companies or to yards located on our rail line but owned directly by the Class I with whom we partner to provide total rail transportation.

Chemicals (3% of 2012 freight revenue): We transport a variety of chemical commodities including liquefied petroleum gas (LPG), ethanol and plastics. LPG and ethanol are handled in private tank cars which are then transported to wholesalers for final delivery. Plastics are delivered to manufacturers directly as well as to bulk distribution terminals for final motor carrier delivery.

All other products (6% of 2012 freight revenue): We transport a variety of other freight including building materials, waste and scrap, and petroleum products. Due to the efficiencies of rail transportation and the nature of the freight that we carry — high volumes of heavy freight shipped long distances — our service is often the most competitive mode of  transportation for customers.

Customers

As of December 31, 2012, we served approximately 500 customers. In 2012, our 10 largest customers accounted for approximately 40.9% of our total freight revenue, with our largest customer accounting for approximately 7.3% of our total freight revenue.

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

Contracts directly with Class I railroads: We act as an agent for the connecting Class I railroads, with the Class I typically maintaining a contract directly with the customer/shipper for the entire length of haul. The Class I railroad pays us upon our providing the service for the portion of the total haul that occurs on our railroad, and the Class I pays us regardless of whether the customer pays the Class I which results in low credit exposure and timely payment.

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

A summary of our non-freight revenue generated during 2012 and 2011 is presented in the table below:

	December 31, 2012	December 31, 2011
	(in thousands)
Car hire income	$6,463	$7,460
Other non-freight revenue	4,129	4,512
Dray accessorial revenue	2,132	1,886
Real estate lease income	1,950	1,908
Demurrage and Storage	1,880	1,386
Railcar switching	390	276
Locomotive lease revenue	294	1,332

Total	$17,238	$18,760

Employees

As of December 31, 2012, we had approximately 541 employees, of which approximately 369 employees were represented by the following labor unions: United Transportation Union (“UTU”), representing train and engine service employees, Brotherhood of Maintenance of Way Employees (“BMWE”), representing track maintenance, structures and roadway shop employees, and International Brotherhood of Electrical Workers (“IBEW”), representing agents and clerical, carmen, maintenance of equipment foreman, signals and communications, train dispatchers, electricians, machinists, sheetmetal workers and shop laborers. In total, the Company is party to 9 labor agreements. We have developed a standard template with which to negotiate with the unions and are confident of its ability to satisfy them.

In 2011 and 2012, the Company successfully ratified bargaining agreements with the UTU and BMWE. The UTU agreement was extended until the end of 2012 and the BMWE agreement was extended until the end of 2014.  Each of the current agreements contain an annual general wage increase of approximately 2%, and an Incentive Compensation Plan (“ICP”) based on safety results, whereby the employee can earn up to a 6% bonus should the criteria be met.

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

Environmental Matters

We are subject to various federal, state and local laws and regulations relating to pollution and the protection of the environment. These include requirements for governing such matters as the management of wastes, the discharge of pollutants into the air and into surface and underground waters, the manufacture and disposal of regulated substances and remediation of contaminated soil and groundwater. Failure to comply with environmental requirements can result in fines and penalties, and may subject us to third party claims alleging personal injury, and/or property damage or seeking restrictions on our operations. Some environmental laws impose strict, and under some circumstances joint and several, liability for costs of investigation and remediation of contaminated sites on current and prior owners or operators of the sites.  In addition, some environmental laws are imposed on entities that sent regulated materials to the sites, as well as impose liability for related damages to natural resources.

In September 2006, the Florida Department of Environmental Protection (“FDEP”) notified the Company and an adjacent property owner that they had been identified as potentially responsible parties (“PRPs”) as a result of an investigation into contaminated groundwater in Fort Pierce, Florida.  As of December 31, 2012 and December 31, 2011, the Company had accrued $1.5 million, related to the alleged contamination of which $1.5 million is expected to be paid over the next year. FDEP and the Company agreed in April 2012 that the Company’s scope of testing is complete and the Company can initiate a pilot remediation of the property. The Company has completed a competitive review of remediation proposals and selected a contractor to begin the pilot in early 2013.

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

Insurance

We maintain liability and property insurance coverage. Our primary liability policies have self-insured retentions of up to $2.0 million per occurrence. In addition, we maintain excess liability policies that provide supplemental coverage for losses in excess of our primary policy limits. Due to the location of our assets on Florida’s eastern seaboard, we also maintain windstorm coverage.

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

Our property damage policies, including windstorm coverage, provide coverage for track, infrastructure, business interruption, and all locomotives and rail cars in our custody and control. This policy provides coverage up to $25.0 million per occurrence, subject to self-insurance retention of $0.75 million per occurrence.

Industry

Introduction

The U.S. economy is dependent on the movement of freight ranging from raw materials such as coal, ores, aggregates, lumber and grain to finished goods, such as food products, paper products, automobiles and machinery. Railroads represent the largest component of the freight transportation industry in the United States, carrying more freight than any other mode of transportation. With a network of approximately 138,500 miles of track, railroads link businesses with each other domestically and with international markets through connections with ports and other international terminals. Unlike other modes of transportation, such as trucking (which uses highways, toll roads, etc.) and shipping companies (that utilize ports), railroad operators generally own their infrastructure of track, land and rights of way, and rail yards. This infrastructure, most of which was originally established over 100 years ago, represents a limited supply of assets and a difficult-to-replicate network.

Industry Structure

According to the AAR, there are 567 railroads in the United States operating approximately 138,500 miles of track. The AAR classifies railroads operating in the United States into one of three categories based on the amount of revenues and track miles. Class I railroads, those with over $433.2 million in revenues, represent approximately 94% of total rail revenues. Regional and local/short line railroads operate approximately 43,000 miles of track in the United States. The primary function of these smaller railroads is to provide feeder traffic to the Class I carriers. Regional and local/short line railroads combined account for approximately 6% of total industry rail revenues.

Classification of Railroads	Number	Aggregate Miles Operated	% of Revenue	Revenues and Miles Operated
Class I(1)	7	95,387	94%	Over $433.2 million
Regional	21	10,355	2%	$40.0 to $433.2 million and/or 350 or more miles operated
Local / Short line	539	32,776	4%	Less than $40.0 million and less than 350 miles operated

Total	567	138,518	100%

Source: Association of American Railroads, Railroad Facts, 2012 Edition.

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

Use of regional and short line railroads is largely driven by interchange traffic between carriers. Typically, a Class I railroad will transport the freight the majority of the distance, with the short line providing the final step of service directly to the customer. Most short line railroads depend on Class I traffic for a substantial portion of their revenue.

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

Over the past decade, the number of regional and short line railroads has remained relatively constant. While some new entrants were formed through spin-offs or divestitures of Class I railroads, they have generally been offset by other existing regional and short lines either exiting the business or being merged with or acquired by other railroads. With the growth of multi-carrier holding companies, such as Genesee & Wyoming, the number of operators of regional and short line railroads has decreased. The consolidation brought on by multi-carrier holding companies has induced a number of shippers with private railroads to sell those railroads to the major short line operators. Similarly, Class I railroads sell and lease rail lines to smaller rail entities in order to address a range of issues impacting costs and productivity.

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

Railroad Retirement

Railroad industry personnel are covered by the Railroad Retirement System instead of Social Security. Our contributions under the Railroad Retirement System have been approximately triple those of employees in industries covered by Social Security. The Railroad Retirement System, funded primarily by payroll taxes on covered employers and employees, includes a benefit roughly equivalent to Social Security (“Tier I”), an additional benefit similar to that allowed in some private defined-benefit plans (“Tier II”), and other benefits. For 2012, the Railroad Retirement System required up to a 19.75% contribution by railroad employers on eligible wages, while the Social Security and Medicare Acts only required a 7.65% contribution on similar wage bases.

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

We receive significant business from our customers who utilize the Port of Miami and Port Everglades for shipping and cargo activity. Our railroad relies on these Ports to serve cargo ships on behalf of our customers for import and export freight. The decline of imports or exports at these Ports could have a material adverse effect on our operating results, financial condition and liquidity. The Company plans to establish intermodal container rail service on its own rail line leading into the Port of Miami for an estimated cost to the Company of $9.1 million (see Note 15). In addition, the Company plans to construct a new Florida East Coast Intermodal Transfer Facility on Port Everglades, Florida for an estimated total cost of approximately $53 million, $30 million of which will be funded through a State Infrastructure Bank (SIB) loan, $18 million of which will be from a Florida Department of Transportation (FDOT) grant and $5 million from the Company’s capital budget. The Company has been awarded the entire $18 million of the FDOT grant as of December 31, 2012. These investments could be at risk should the volumes not support the investments.

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

Fuel costs were approximately 12.3%, 13.5% and 10.8% of our total operating revenue for the years ended December 31, 2012, 2011, and 2010, respectively.  Fuel prices and supplies are influenced significantly by international, political and economic circumstances. If fuel supply shortages or unusual price volatility were to arise for any reason, the resulting higher fuel prices would significantly increase our operating costs. Increases in fuel price may be passed along to customers through a “fuel surcharge” or otherwise, though often with delayed effect. However, there are no assurances that these surcharges will cover the entire fuel price increase for a given period, or that competitive market conditions will effectively allow us to pass along this cost.

As part of our railroad operations, we frequently transport hazardous materials, the accidental release of which could have an adverse effect on our operating results, financial condition and liquidity.

We are required to transport hazardous materials to the extent of our common carrier obligation. An accidental release of hazardous materials could result in significant loss of life and extensive property damage. The associated costs could have an adverse effect on our operating results, financial condition and liquidity. In 2012, approximately 1.0% of our moves were related to hazardous materials.

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

The railroad industry in the United States is dominated by a small number of Class I carriers that have substantial market control and negotiating leverage. Approximately 52.4% of our traffic for the year ended December 31, 2012 was interchanged from CSX and Norfolk Southern, each a Class I carrier, and South Central Florida Express, a regional short line railroad. In addition, approximately 48.4% of our total freight revenue for the year ended December 31, 2012 was derived from Class I traffic. Approximately 1.0% of our total freight revenue for the year ended December 31, 2012 was derived from the regional short line traffic. No single customer represented more than 10% of our total freight revenue for the year ended December 31, 2012. Our ability to provide rail service to our customers depends in large part upon our ability to maintain cooperative relationships with Class I carriers and certain other customers with respect to, among other matters, freight rates, car supply, switching, interchange, fuel surcharges and trackage rights (an arrangement where the Company that owns the line retains all rights, but allows another company to operate over certain sections of its track). In addition, loss of customers or service interruptions or delays by our Class I and other interchange partners relating to customers who ship over our track may decrease our revenue. Furthermore, the ability of Class I carriers, in particular CSX and Norfolk Southern, to market and service southbound traffic into the Florida market will affect the amount of traffic we move.

Although our operations served approximately 500 customers in 2012, freight revenue from our 10 largest freight revenue customers accounted for approximately 40.9% of our total freight revenues for the year ended December 31, 2012. In addition, we have three primary aggregate customers with operations in south Florida whose freight revenues represented approximately 12.3% of our total freight revenues for the year ended December 31, 2012 (of the three primary aggregate customers, none accounted for more than 10% of total freight revenue individually). Our revenues are affected by the demand for aggregate material, primarily in Florida, and the ability of these customers to supply this natural raw material efficiently and effectively. Substantial reduction in business with or loss of important customers could have a material adverse effect on our business and financial results.

The track maintenance tax credit was not renewed by Congress until after its expiration on December 31, 2012.

In 2011, we received approximately $2.4 million from the assignment of tax credits for certain track maintenance expenditures pursuant to Section 45G of the Internal Revenue Code. Section 45G expired at the end of 2009, but was subsequently and retroactively reinstated on December 17, 2010, when President Obama signed the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 into law, which included provisions that extended several tax provisions through 2010 and 2011, including Section 45G. Accordingly, the Section 45G maintenance reimbursement had been extended until December 31, 2011 to cover expenditures paid or incurred in the 2010 and 2011 taxable years.  While Congress did pass an extension of the 45G maintenance reimbursement for 2012 and 2013, the extension was not passed until January 2013; and therefore, no 45G maintenance reimbursement was reflected in the 2012 financials.

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

Also, we, through operating agreements, currently lease approximately 3,255 rail cars from Greenbrier Leasing Corporation (“Greenbrier”), The CIT Group (formerly, Bombardier Capital) and other entities, with lease lengths generally of three, five and ten years. Under the terms of the lease, the counterparty bills us an hourly rate based upon the length of time the car is on our railroad (on-line) or on another railroad (off-line). As a car goes off-line, a per diem rent sharing arrangement goes into effect whereby we and the counterparty apportion the rent based upon the length of time the car is off-line. Certain of these leases provide that we must pay the counterparty a base rent payment if the car remains on our line for a specified number of days. As a result, if a car remains on our line beyond certain periods of time, we may be required to pay our applicable counterparty a base rent amount even though we have not received any revenue under the contract because the car has not been off our line, which would reduce our operating results. Rents from Greenbrier, CIT, and other entities received by the Company were $6.5 million, $6.5 million, and $6.8 million in 2012, 2011, and 2010, respectively. By contrast, to date, the base rent payments that we have made to counterparties—i.e., payments we have made to counterparties in excess of the amount of revenue we have generated under the applicable lease—have been minimal.

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

Terrorist attacks, such as those that occurred on September 11, 2001, as well as the more recent attacks on the transportation systems in Madrid and London, and government response to those types of attacks and war or risk of war may adversely affect our results of operations, financial condition or liquidity. Our rail lines and facilities could be direct targets or indirect casualties of an act or acts of terror. Such acts could cause significant business interruption and result in increased costs and liabilities and decreased revenues, which could have an adverse effect on our operating results and financial condition. Such effects could be magnified where releases of hazardous materials are involved. Any act of terror, retaliatory strike, sustained military campaign or war or risk of war may have an adverse effect on our operating results and financial condition by causing or resulting in unpredictable operating or financial conditions, including disruptions of rail lines, volatility or sustained increase of fuel prices, fuel shortages, general economic decline and instability or weakness of financial markets which could restrict our ability to raise capital. In addition, insurance premiums charged for some or all of our coverage could increase dramatically or certain coverage may not be available to us in the future.

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

As of December 31, 2012, our total indebtedness was approximately $626 million, including the Senior PIK Toggle Notes and the 8 1/8% Notes, which represented approximately 71% of our total capitalization. Our substantial indebtedness could have important consequences, including:

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

Holdings Corp. has no operations of its own and it derives all of its revenues and cash flows from FECR Corp. and its subsidiaries. FECR Corp. is a separate and distinct legal entity and has no obligation, contingent or otherwise, to make any funds available to pay Holdings Corp., whether by dividend, distribution, loan or other payments.  Holdings Corp. will depend on FECR Corp. (and any other subsidiaries that Holdings Corp. may form in the future) for dividends and other payments to generate the funds necessary to meet Holdings Corp.’s financial obligations, including payments of principal and interest on the Senior PIK Toggle Notes. Legal and contractual restrictions in agreements governing current and future indebtedness, as well as the financial condition and operating requirements of FECR Corp., may limit Holdings Corp.’s ability to obtain cash from FECR Corp. The indenture governing the 8 1/8% Notes restricts FECR Corp.’s ability to pay cash dividends and make other distributions or loans to Holdings Corp. Although Holdings Corp. is a guarantor with respect to the 8 1/8% Notes, Holdings Corp.’s dependence on its subsidiaries to service its financial obligations results in this guarantee providing little, if any, additional credit support for the 8 1/8% Notes. In addition, the earnings from, or other available assets of, FECR Corp. may not be sufficient to pay dividends or make distributions or loans to enable Holdings Corp. to make payments in respect of the Senior PIK Toggle Notes when such payments are due. Furthermore, even if such earnings were sufficient, the agreements governing the current and future indebtedness of FECR Corp. may not permit FECR Corp. to provide us with sufficient dividends, distributions or loans to fund interest and principal payments on the Senior PIK Toggle Notes when due.

Despite our substantial indebtedness level, we and our subsidiaries will still be able to incur significant additional amounts of debt, which could further exacerbate the risks associated with our substantial indebtedness.

Subject to specified limitations, the indenture governing the notes permits Holding Corp. to incur additional debt. Further, the indenture governing the Senior PIK Toggle Notes, the indenture governing the 8 1/8% Notes and the ABL Facility each permit our subsidiaries to incur additional debt. On September 26, 2012, the Company, through its subsidiaries FEC PEVT, L.L.C., as borrower, and Florida East Coast Railway L.L.C., as guarantor, entered into, the SIB Loan with FDOT. The SIB Loan required that FEC PEVT, L.L.C., post with FDOT, as additional collateral through July 1, 2017, a standby letter of credit in the amount of $3 million (the “Standby Letter of Credit Collateral”). On February 1, 2013, the Company posted the Standby Letter of Credit Collateral by accessing the letter of credit line of the ABL Facility, reducing availability under the ABL Facility to $27.0 million. If new debt is added to our or any such subsidiary’s current debt levels, the risks described above could intensify.

Inability to refinance the ABL Facility may require the Company to deliver alternative cash collateral or pay down the SIB Loan

The SIB Loan required FEC PEVT, L.L.C., as borrower, to post the $3.0 million Standby Letter of Credit with FDOT through July 1, 2017. On February 1, 2013, the Company posted the Standby Letter of Credit Collateral by accessing the letter of credit line of the ABL Facility. The ABL Facility matures on January 25, 2015. In the event the Company is not able to refinance the ABL Facility or obtain another a letter of credit facility, the Company may be required to post $3.0 million cash collateral with FDOT or pay down the SIB Loan by $3.0 million in substitution of the Standby Letter of Credit.

Our debt agreements contain restrictions that will limit our flexibility in operating our business.

The indentures governing the 8 1/8% Notes, Senior PIK Toggle Notes and our ABL Facility contain various covenants that limit our ability to engage in specified types of transactions. The indentures and the ABL Facility covenants limit our and our restricted subsidiaries’ ability to, among other things:

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

The SIB Loan contains covenants and conditions that could restrict our ability to draw funds under the SIB Loan.

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

A default under the SIB Loan may adversely affect the 8 1/8% Notes.

The SIB Loan contains customary events of default, including, failure to make a loan payment when due for more than 5 days, a warranty or representation of FEC PEVT, L.L.C., as borrower, or Florida East Coast Railway, L.L.C., as guarantor, is found to be untrue in any material respect, a bankruptcy or insolvency of FEC PEVT, L.L.C., as borrower, or Florida East Coast Railway, L.L.C., as guarantor, failure to provide or restore the Standby Letter of Credit Collateral, or a material covenant breach or failure to provide notice of a material covenant breach within the times periods set forth in the SIB Loan. As a condition to making the SIB Loan, FDOT required and was granted a first priority lien on certain fixtures (including rail trackage) and equipment included in the collateral securing 8 1/8% Notes. A default under the SIB Loan may result in the seizure of collateral securing the 8 1/8% Notes and default under the indenture governing the 8 1/8% Notes.

We may not be able to generate sufficient cash to service the 8 1/8% Notes, the SIB Loan or our other indebtedness, and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

Our ability to make scheduled payments on or to refinance our debt obligations depends on our financial condition and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We may not be able to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on the notes or our other indebtedness. Any payments we make directly or indirectly to our parent companies would reduce the level of cash available to us to make the scheduled payments in respect of the 8 1/8% Notes, the SIB Loan and other indebtedness.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

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

Locomotives and Railcars (“Rolling Stock”)

As of December 31, 2012, the Company owned or leased 59 diesel electric locomotives, 4,766 freight cars, 1,357 trailers, containers and chassis for highway revenue service, numerous pieces of rail-mounted work equipment and numerous automobiles used in maintenance and transportation operations. Generally, the Company’s equipment is in good physical condition, considering its years of service and operating utilization.

A summary of the rolling stock owned and leased by us at the end of 2012 is presented in the table below:

Railcars				Locomotives
Type	Owned	Leased	Total	Horsepower / Unit	Owned	Leased	Total

Open Hopper Cars	1,079	—	1,079	2000hp / GP 38–2	5	—	5

Flat Cars	146	3,205	3,351	3000hp / GP 40	1	—	1

Gondolas	24	173	197	3000hp / GP 40–2	20	—	20

Auto:				3000hp / GP 40–3	6	—	6

Carrier Railcar	—	50	50	3000hp / SD 40–2	16	—	16

Racks	89	—	89	4300hp / SD 70M–2	—	11	11

Containers/Chassis:

53ft	—	655	655

48ft or less	8	152	160

Trailers:

53ft	184	—	184

48ft or less	358	—	358

Other Misc. Railcars	68	19	87

Totals	1,956	4,254	6,210		48	11	59

The average age of our locomotives is 28 years as compared to a depreciable life of 60 years for new locomotives. The average of our railcars is 23 years as compared to depreciable life of 55 years for a new railcar.

In addition to the rolling stock that the Company owns, the Company currently manages 3,255 rail cars from Greenbrier Leasing Corporation and other entities, with lease lengths generally of three, five and ten years. The lease terms call for the Company to be billed an hourly rate based upon the length of time the car is on the Company’s railroad (on-line) or on another railroad (off-line). As a car goes off-line, a per diem rent sharing arrangement goes into effect whereby Greenbrier and the Company apportion the rent based upon the length of the time the car is off-line. Rents from Greenbrier and other entities received by the Company were $6.5 million, $6.5 million, and $6.8 million in 2012, 2011, and 2010, respectively.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

FECR Rail Holdings, LLC, our ultimate parent, an entity wholly owned by private equity funds managed by affiliates of Fortress, owns approximately 99.2% of our outstanding common stock. There is no established public trading market for our common stock.

ITEM 6. SELECTED FINANCIAL DATA

The following tables summarize selected historical consolidated financial information for our business. You should read these tables along with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Business”, and our consolidated historical financial statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K.  The historical results are not necessarily indicative of the results of operations to be expected in the future.

The Company is owned by private equity funds managed by affiliates of Fortress Investment Group LLC (“Fortress”). Upon the acquisition, Fortress acquired all of the outstanding stock of Florida East Coast Industries, Inc. (“FECI”) in 2007 and then subsequently FECI sold its rail transportation segment (the “Rail Separation”), which operated as separate legal entities.  Concurrent with the Rail Separation, FECR Rail LLC and Florida East Coast Railway Corp. were formed to carry on the activities of the railway. In January 2011, FECR Rail LLC contributed all of its holdings of the Company’s common and preferred shares to Florida East Coast Holdings Corp. (“Holdings Corp.”), whereby Holdings Corp. became the immediate parent of FECR Corp.

The selected historical consolidated financial data for the years ended December 31, 2008 through 2012, have been derived from the audited historical Consolidated Financial Statements of FECR.

	Year Ended December 31, 2008	Year Ended December 31, 2009	Year Ended December 31, 2010	Year Ended December 31, 2011	Year Ended December 31, 2012

STATEMENT OF OPERATIONS DATA:
Operating revenue	$241,090	$181,067	$200,023	$213,305	246,823

Operating expenses	203,869	153,251	157,011	178,308	199,803

Operating income	37,221	27,816	43,012	34,997	53,020

Interest income (expense)	(50,156)	(54,430)	(66,250)	(57,420)	(58,815)
Other income (loss)	122	(2,880)	(368)	(44)	85

Loss on derivative instrument	(7,936)	—	—	—	—

Income (loss) before income taxes	(20,749)	(29,494)	(23,606)	(22,467)	(5,710)
Provision for income taxes	—	—	—	14,851	7,604

Net income (loss)	$(20,749)	$(29,494)	$(23,606)	$(37,318)	$(13,314)

	As of December 31,
	2008	2009	2010	2011	2012
	(in thousands)
BALANCE SHEET DATA:
Total assets	$906,381	$861, 101	$848,755	$871,830	$872,997
Total long-term debt, including current maturities	600,000	601,594	601,185	609,854	625,969
Series A Redeemable Preferred Stock	26,706	21,049	23,912	—	—
Total stockholders’ equity	237,924	199,014	176,094	178,761	165,196

	Year Ended December 31, 2008	Year Ended December 31, 2009	Year Ended December 31, 2010	Year Ended December 31, 2011	Year Ended December 31, 2012
	(in thousands, except freight units)
OTHER DATA:
Freight units	445,870	372,487	421,801	428,120	457,686

Dividends paid	$—	$20,000	$—	$—	$—

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

Holdings Corp. was incorporated on January 10, 2011.  In January 2011, all of the equity interests in FECR Corp. were transferred from FECR Rail LLC to Holdings Corp., whereby Holdings Corp. became the immediate parent of FECR Corp.  Holdings Corp. is a holding company and has no direct operations or material assets other than its wholly owned interest in FECR Corp.  All of Holdings Corp.’s operations are conducted through its subsidiaries.  The only material differences between Holdings Corp. and FECR Corp. are Holdings Corp.’s separate debt obligations and related accounts, including deferred financing costs, amortization, and payment of interest.  Reclassifications in common stock and additional paid-in-capital have been made to the Consolidated Financial Statements to reflect the capital structure for Holdings Corp. for the year ended December 31, 2011.

Overview

We own and operate a 351-mile freight railroad along the east coast of Florida from Jacksonville to Miami. Our railroad is one of only two major freight railroads serving Florida. We operate at a high level of density, which means that we carry a high number of units per track mile. In 2012, we carried approximately 1,304 units per mainline track mile, which we believe is more than any of the Class I railroads in the United States.

In 2012, we transported over 457,000 units on our railroad comprising various types of freight for over 500 customers. We transport products such as intermodal containers and trailers, crushed rock (aggregate), automobiles, food, and other industrial products. We are a major hauler of aggregate in the State of Florida and a key conduit for the transportation of automobiles into South Florida.

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

Our operating expenses consist of salaries (approximately 70% of our work force is covered by collective bargaining agreements), related payroll taxes and employee benefits, depreciation (primarily reflecting our capital requirements for maintaining current operations), insurance and casualty claim expenses, diesel fuel, repairs billed to/from others (generally, a net credit received from repairs of foreign cars on our line less repairs paid by us for our cars on a foreign line), property taxes, material and supplies, purchased services (contract labor and professional services), and other expenses.

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

Highlights for the Years ended December 31, 2012 and 2011

•

Operating revenue for the year ended December 31, 2012 was $246.8 million, compared with $213.3 million for the year ended December 31, 2011. The primary driver of this $33.5 million increase was an increase in both intermodal volume and rates, as well as increased carload volumes, partially offset by a decrease in non-freight revenues.

•

Freight revenues increased $35.0 million, or 18.0%, for the year ended December 31, 2012, compared with the year ended December 31, 2011, primarily due to an increase in intermodal volumes, negotiated intermodal rate increases and increased fuel surcharge recovery, as well as increased carload volumes. Non-freight revenues decreased $1.5 million, or 8.1%, for the year ended December 31, 2012, compared with the year ended December 31, 2011, primarily due to the sale of locomotives previously under lease.

•

Net loss for the year ended December 31, 2012 was $13.3 million, compared with a net loss of $37.3 million for the year ended December 31, 2011. Operating income for the year ended December 31, 2012 was $53.0 million, compared with $34.9 million for the year ended December 31, 2011.

•

Our operating ratio was 78.5% for the year ended December 31, 2012, compared with an operating ratio of 83.6% for the year ended December 31, 2011. This improvement was primarily due to higher revenue combined with continued productivity improvements.

•

During the year ended December 31, 2012, we generated $33.5 million in cash from our operating activities, purchased $22.4 million in property and equipment, received $0.6 million for assets sold and used $2.2 million in financing activities.

•

Our income tax expense was $7.6 million for the year ended December 31, 2012 which was a non-cash item, compared to income tax expense of $14.9 million for the year ended December 31, 2011.  We believe that it is more likely than not that our net operating losses will expire unused for the years ended December 31, 2012 and 2011.

Highlights for the Years ended December 31, 2011 and 2010

•

Operating revenue for the year ended December 31, 2011 was $213.3 million, compared with $200.0 million for the year ended December 31, 2010. The primary driver of this $13.3 million increase was an increase in intermodal volumes, negotiated rate increases and increased fuel surcharge recovery, offset by decreased carload revenues.

•

Freight revenues increased $13.9 million, or 7.7%, for the year ended December 31, 2011, compared with the year ended December 31, 2010, primarily due to an increase was an increase in intermodal volumes, negotiated rate increases and increased fuel surcharge recovery, offset by decreased carload revenues. Non-freight revenues decreased $0.6 million, or 3.1%, for the year ended December 31, 2011, compared with the year ended December 31, 2010, primarily due to the sale of locomotives previously under lease.

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

Results of Operations

Comparison of Operating Results for the Year Ended December 31, 2012 and 2011

Operating Revenue

Operating revenues increased $33.5 million, or 15.7%, to $246.8 million for the year ended December 31, 2012 from $213.3 million for the year ended December 31, 2011. The net increase was primarily due to higher intermodal and carload freight revenues, partially offset by decreased non-freight revenues.

Freight revenues increased $35.0 million, or 18.0%, to $229.6 million for the year ended December 31, 2012 from $194.5 million for the year ended December 31, 2011.  The increase was primarily due to an increase in intermodal volumes, negotiated intermodal rate increases and increased fuel surcharge recovery, as well as increased carload volumes.  Total units increased 6.9% to 457,686 for the year ended December 31, 2012, from 428,120 for the year ended December 31, 2011.

The increase in average revenue per unit to $502 for the year ended December 31, 2012 from $454 for the year ended December 31, 2011 was due to an increase in intermodal price and fuel surcharge recovery.

The following table compares freight revenues, units, and average freight revenue per unit for the year ended December 31, 2012 and 2011:

	Year ended December 31,
	2012			2011
	Freight Revenues	Units	Average Revenue per unit	Freight Revenues	Units*	Average Revenue per unit
	(in thousands, except unit and average revenue per unit)

Intermodal	$148,928	355,015	$419	$129,000	350,608	$368

Crushed Stone (Aggregate)	36,213	62,683	578	25,729	42,738	602
Food Products	12,451	11,053	1,126	10,344	8,828	1,172
Motor Vehicles & Equipment	11,569	8,493	1,362	8,714	6,583	1,324
Chemicals	6,785	4,022	1,687	6,647	3,831	1,735
Other	13,639	16,420	831	14,110	15,532	908

Carload Subtotal	80,657	102,671	786	65,544	77,512	846
Total	$229,585	457,686	$502	$194,544	428,120	$454

* The units for 2011 have been restated to conform to the 2012 presentation.  In June 2012, the Company made a policy change and began charging for certain Intermodal revenue empties; the year ended December 31, 2012 includes 7,378 units related to this change.  Excluding the volumes, Intermodal revenue per unit would have been $428.

Intermodal revenues increased $19.9 million (Rate/Mix increase—$18.3 million; Volume increase—$1.6 million) for the year ended December 31, 2012, compared to the year ended December 31, 2011. Rate/Mix represents the change in price per unit charged to the customer as well as the change in price per unit due to the mix in traffic as the rate per unit may vary per the commodity handled and the length of the haul. Our Rate/Mix increase was primarily driven by an increase in actual price, as well as a favorable change in mix.

Carload revenues for the year ended December 31, 2012 increased $15.1 million (Rate/Mix decrease—$6.2 million; offset by Volume increase—$21.3 million) compared to the year ended December 31, 2011.  Overall, carload shipments increased 32.5%, or 25,159 units, for the year ended December 31, 2012 compared to the year ended December 31, 2011. This increase in carload revenue was primarily due to the net effect of the following:

•	Crushed Stone (Aggregate) revenues increased $10.5 million, or 40.7% primarily due to increases in infrastructure projects in Florida and the expansion of the Fort Lauderdale airport.

•	Food Products revenues increased $2.1 million, or 20.4%. This increase was driven by a customer’s manufacturing facility coming back online at the beginning of 2012.

•

Motor Vehicles & Equipment revenues increased $2.9 million, or 32.8%.  This increase was due to continued volume recovery from the earthquakes in Japan during 2011, and increased volumes for other car manufacturers, as well as price improvements.

•	Chemicals revenues remained relatively consistent for the comparable periods.

•	Other revenues decreased $0.5 million, or 3.3%. This decrease is primarily due to lower housing related shipments.

Non-freight revenues decreased $1.5 million, or 8.1%, to $17.2 million for the year ended December 31, 2012 from $18.7 million for the year ended December 31, 2011. The primary decrease in non-freight revenues was due to the sale of locomotives that were previously under lease.

Operating Expenses

The following table sets forth the operating revenue and expenses for our consolidated operations for the periods indicated (dollars in thousands):

	Year ended December 31,
	2012		2011
	Amount	% of Operating Revenue	Amount	% of Operating Revenue
Operating revenue	$246,823	100.0%	$213,305	100.0%
Operating expenses:
Labor and benefits	48,585	19.7%	46,622	21.9%
Equipment rents	13,423	5.4%	11,607	5.4%
Purchased services	44,808	18.2%	35,979	16.9%
Diesel fuel	30,449	12.3%	28,787	13.5%
Depreciation and amortization	27,013	10.9%	27,249	12.8%
Net loss on sale and impairment of assets	3,351	1.4%	1,906	0.9%
Other expenses	26,174	10.6%	26,158	12.2%

Total operating expenses	$193,803	78.5%	$178,308	83.6%

Operating income	$53,020	21.5%	$34,997	16.4%

Operating expenses increased to $193.8 million for the year ended December 31, 2012, from $178.3 million for the year ended December 31, 2011, an increase of $15.5 million, or 8.7%. The operating ratio was 78.5% for the year ended December 31, 2012 compared to 83.6% for the year ended December 31, 2011. Set forth below is additional detail regarding changes in our operating expenses:

•	Labor and benefits increased $2.0 million, or 4.2%, to $48.6 million, due to general wage inflation and higher health and welfare costs.

•

Equipment rents increased $1.8 million, or 15.6%, to $13.4 million. This increase was due to higher car hire expense related to increased volumes. In addition, in March 2012, the Company cancelled a haulage agreement which caused the car hire expense to become a Company obligation.

•	Purchased services increased $8.8 million, or 24.5%, to $44.8 million. This increase was mainly due to purchased rail services.

•

Diesel fuel increased $1.7 million, or 5.8% to $30.4 million. As a percentage of revenue, diesel fuel decreased to 12.3% for the year ended December 31, 2012, as compared to 13.5% for the year ended December 31, 2011. The increase in diesel fuel was primarily due to an increase in the average price of fuel. The average price of fuel was $3.41per gallon for the year ended December 31, 2012 compared to the average price per gallon of $3.26 for the year ended December 31, 2011.  The increase in fuel cost was partially offset by efficiencies in fuel usage for the comparable periods.

•	Net loss on sale and impairment of assets increased $1.5 million, or 75.8%, to $3.4 million. The increase was due to the impairment loss of $3.3 million related to hopper cars in 2012.

•	Depreciation and amortization remained relatively consistent for the comparable periods.

•	Other expenses remained relatively consistent for the comparable periods.

Other Income (Expense)

Interest Expense (net of interest income). Interest expense increased $1.4 million, or 2.4%, to $58.8 million for the year ended December 31, 2012 from $57.4 million for the year ended December 31, 2011. The increase in interest expense is due to increased debt related to the interest on the Senior PIK Toggle Notes which were paid in kind, and the timing of the issuance of the Senior PIK Toggle Notes.

Other Income (Loss). Other income (loss) remained relatively consistent for the comparable periods.

Provision for Income Taxes. For the year ended December 31, 2012, we believe that it is more likely than not that our net operating losses expected to be generated by the Company in 2012 will expire unused. Accordingly, we recognized tax expense in the amount of $7.6 million for the year ended December 31, 2012. For the year ended December 31, 2011, recognized tax expense in the amount of $14.9 million.

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

Freight revenues increased $13.9 million, or 7.7%, to $194.5 million for the year ended December 31, 2011 from $180.7 million for the year ended December 31, 2010.  The increase was primarily due to increased negotiated rates and volumes (intermodal volume increases were offset by a decrease in carload volumes), as well as increased fuel surcharge recovery.  Total units increased 1.0% to 428,120 for the year ended December 31, 2011, from 421,801 for the year ended December 31, 2010.

The increase in average revenue per unit to $454 for the year ended December 31, 2011 from $428 for the year ended December 31, 2010 was due to an increase in price and fuel surcharge recovery, offset by a decrease related to traffic mix. Carload traffic, which has a higher average revenue per unit, was 18.1% of the traffic in 2011 as compared to 20.2% in 2010.

The following table compares freight revenues, units, and average freight revenue per unit for the year ended December 31, 2011 and 2010:

	Year ended December 31,
	2011			2010
	Freight Revenues	Units*	Average Revenue per unit	Freight Revenues	Units*	Average Revenue per unit
	(in thousands, except unit and average revenue per unit)

Intermodal	$129,000	350,608	$368	$112,724	336,502	$335

Crushed Stone (Aggregate)	25,729	42,738	602	27,051	48,699	555
Food Products	10,344	8,828	1,172	11,868	10,523	1,128
Motor Vehicles & Equipment	8,714	6,583	1,324	8,225	6,661	1,235
Chemicals	6,647	3,831	1,735	7,624	4,116	1,852
Other	14,110	15,532	908	13,176	15,300	861

Carload Subtotal	65,544	77,512	846	67,944	85,299	797
Total	$194,544	428,120	$454	$180,668	421,801	$428

*The units for 2011and 2010 have been restated to conform to the 2012 presentation. In June 2012, the Company made a policy change and began charging for certain Intermodal revenue empties; for the years ended December 31, 2011 and 2010 includes 15,329 and 11,705 units, respectively. Excluding the volumes, Intermodal revenue per unit would have been $385 and $347 for the years ended December 31, 2011 and 2010, respectively.

Intermodal revenues increased $16.3 million (Rate/Mix increase—$11.6 million; Volume increase—$4.7 million) for the year ended December 31, 2011, compared to the year ended December 31, 2010. Rate/Mix represents the change in price per unit charged to the customer as well as the change in price per unit due to the mix in traffic as the rate per unit may vary per the commodity handled and the length of the haul. Our Rate/Mix increase was driven by an increase in actual price offset by a change in mix. Overall, Intermodal shipments increased 4.2% or 14,106 units for the year ended December 31, 2011, compared to the year ended December 31, 2010. This growth was attributable to our international business (which primarily includes our customers that ship freight through maritime ports), freight with our Class I partners, as well as conversion of truckload traffic to rail.

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

Other Income (Expense)

Interest Expense (net of interest income). Interest expense decreased $8.9 million, or 13.3%, to $57.4 million for the year ended December 31, 2011 from $66.3 million for the year ended December 31, 2010. The decrease was primarily due to a change in the combined interest rates in connection with refinancing the $1.656 billion Senior Secured Credit Facility (the “Old Facility”) with proceeds of $475.0 million from the sale of the 8 1/8% Notes (9.75% interest rate on the Old Facility as compared to a rate of 8.125% on the 8 1/8% Notes), as well as the $130.0 million gross proceeds from the sale of the Senior PIK Toggle Notes (interest rate on the Senior PIK Toggle Notes is 10 ½% / 11 ¼%).

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

Liquidity and Capital Resources

The discussion of liquidity and capital resources that follows reflects our consolidated results and includes all of our subsidiaries. We have historically met our liquidity requirements primarily from cash generated from operations and borrowings under our credit agreements which are used to fund capital expenditures and debt service requirements. For the year ended December 31, 2012 and 2011, there was a net cash inflow from operations of $33.6 million and $35.5 million, respectively, primarily related to cash flow generated by operations.

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

•

Borrowings and lines of credits, under which $475.0 million was outstanding on the Senior Secured 8 1/8% Notes, $151.0 million was outstanding for the Senior PIK Toggle Notes, and $30.0 million was available for borrowing under the ABL Facility as of December 31, 2012. As of December 31, 2012 and 2011, $626.0 million and $609.8 million, respectively, were outstanding and there were no funds drawn on the ABL for both periods.

We expect that our cash flows from operations and existing credit facilities will be sufficient to meet our ongoing operating requirements, to fund capital expenditures for property, plant and equipment, and to satisfy our debt requirements. In addition, we closed the $30 million State Infrastructure Bank loan (the “SIB Loan”) on September 26, 2012. The purpose of the SIB Loan is to fund, in part, the costs associated with the Company’s construction of a new Florida East Coast Intermodal Transfer Facility (the “ICTF”) at Port Everglades which will serve the Company’s domestic and international segments. The ICTF is expected to cost $53 million to complete. Proceeds of the SIB Loan will be advanced by the Florida Department of Transportation (“FDOT”) as construction proceeds on the ICTF. The total construction costs of the ICTF are expected to be $53 million, $30 million of which will be funded by the SIB Loan, $18 million of which will be funded by a grant from FDOT, and the balance of $5 million from the Company’s capital budget. Our current projections of cash flows from operations and the availability of funds under our ABL Facility (as further described below) are expected to be sufficient to fund our maturing debt and contractual obligations in the next several years. No assurance can be made that we will be able to meet our financing and liquidity needs as currently contemplated. See “Risk Factors—Risks Related to Our Indebtedness.”

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

We have implemented capital spending programs designed to assure the ability to provide safe, efficient and reliable transportation services. In 2012, we spent $22.5 million of capital of which approximately 79.5% was used to sustain the core infrastructure. We funded these capital investments through cash generated from operations.

The remaining capital expenditures were for locomotives, freight cars, technology and high return growth or productivity investments such as the planned intermodal container rail service on our own rail line leading into the port of Miami. This project will enable cargo to be moved directly from the port’s facility to an inland distribution center and alleviate traffic congestion in and around the port. We estimate the total costs to be $50.0 million, of which we have contributed an estimated $9.1 million.

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

Cash Flow Information for the Years ended December 31, 2012, 2011, and 2010

Operating Activities

Cash generated by operating activities was $33.5 million for the year ended December 31, 2012 compared to cash provided by operating activities of $35.5 million for the year ended December 31, 2011. The decrease in cash provided by operating activities of $2.0 million was primarily due to changes in working capital for the corresponding periods.

Cash generated by operating activities was $35.5 million and $21.9 million for the years ended December 31, 2011 and 2010, respectively. The increase in cash from operating activities for the year ended December 31, 2011 in comparison to 2010 of $13.6 million was primarily related to changes in working capital off-set by lower interest costs.

Investing Activities

Cash used in investing activities was $21.8 million for the year ended December 31, 2012 compared to cash used in investing activities of $11.8 million for the year ended December 31, 2011. The increase in cash used by investing activities of $10.0 million was primarily related to the release of the interest reserve account of $4.0 million related to the 2011 Refinancing as well as a reduction in proceeds from the sale of assets of $9.3 million off-set by a reduction in purchases of property of $3.2 million.

Cash used in investing activities was $11.8 million and $19.6 million for the years ended December 31, 2011 and 2010, respectively. The decrease in cash used by investing activities of $7.8 million was primarily related to the release of the interest reserve account related to the 2011 Refinancing as well as proceeds from the sale of assets off-set by an increase of capital expenditures.

Financing Activities

Cash used in financing activities was $2.2 million and $2.1 million for the years ended December 31, 2012, and 2011, respectively.

Cash used in financing activities was $2.1 million for the year ended December 31, 2011. The cash used for financing activities was $1.2 million for the year ended December 31, 2010. The increase of $0.9 million was primarily related to the refinancing including transaction costs of the Rail Term Loan and the equity contribution from our parent company, FECR Rail LLC of $16.0 million.

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

State Infrastructure Bank Loan

On September 26, 2012, FEC PEVT, L.L.C., as borrower, and Florida East Coast Railway, L.L.C., as guarantor, each a wholly owned subsidiary of the Company, entered into a SIB Loan with FDOT. The SIB Loan provides for a loan of $30 million to fund, in part, the costs associated with the construction of a new Florida East Coast ICTF in Port Everglades which will serve the Company’s domestic and international business segments. Proceeds of the SIB Loan will be advanced by FDOT as construction proceeds on the ICTF. The total cost of the ICTF construction project is approximately $53 million, $30 million of which will be funded through the SIB Loan, $18 million of which will be from a FDOT grant (the “FDOT Grant”) and the balance of $5 million from the Company’s capital budget. The Company has been awarded the entire $18 million of the FDOT Grant as of December 31, 2012.

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

The SIB Loan is fully and unconditionally guaranteed by the Florida East Coast Railway, L.L.C. In addition, as a condition to making the SIB Loan, FDOT required a first priority lien on certain fixtures (including rail trackage) and equipment included in the collateral securing the Senior Secured Notes. The SIB Loan specifically excludes land, rail equipment and motor vehicles from its lien. As a condition to FDOT making the first loan disbursement under the SIB Loan, FEC PEVT, L.L.C. was required to post as additional collateral through July 1, 2017, a standby letter of credit in the amount of $3.0 million payable to FDOT, as beneficiary (the “Standby Letter of Credit Collateral”). On February 1, 2013, the Company posted the Standby Letter of Credit Collateral by accessing the letter of credit line of the ABL Facility, reducing availability under the ABL Facility to $27.0 million. The SIB Loan permits FEC PEVT, L.L.C, in lieu of posting the Standby Letter of Credit Collateral, at any time upon prior notice, to either pay down the principal of the SIB Loan by $3 million or substitute cash collateral.

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

Shareholder Contribution of FECR Rail LLC

In January and February 2011, FECR Rail LLC contributed an aggregate $16.0 million to the Company.

The proceeds of the sale of the Series B Perpetual Preferred Stock and $15.0 million of the FECR Rail LLC contribution to the Company were further contributed to FECR Corp. This contribution of $140.0 million together with the proceeds of the issuance of the Senior Secured Notes were used to repay outstanding debt of approximately $601.2 million, to pay certain fees and expenses incurred in connection with the offering of the 8 1/8% Notes, and for general corporate purposes.

Senior PIK Toggle Notes

On February 11, 2011, Holdings Corp. sold $130.0 million of 10 1 / 2% / 11 1 / 4 % Senior Payment in Kind Toggle Notes due 2017 (the “Senior PIK Toggle Notes”) in a private offering, for net proceeds of $127.7 million. The Senior PIK Toggle Notes are senior unsecured obligations that are not guaranteed by any of Holdings Corp.’s subsidiaries.

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

Covenants

The indentures governing the Senior PIK Toggle Notes, the 8 1/8% Notes and our ABL Facility contain certain covenants that limits and restricts us, and our restricted subsidiaries’ ability to, among other things, incur additional indebtedness; issue preferred and disqualified stock; purchase or redeem capital stock; make certain investments; pay dividends or make other payments on loans or transfer property; sell assets; enter into certain types of transactions with affiliates involving consideration in excess of $5.0 million; create liens on certain assets; and sell all, or substantially all, of our assets or merge with or into another company.  In addition, if availability under the ABL Facility is below $7.5 million during any future period, FECR Corp. will be subject to a minimum fixed charge coverage ratio (as defined in the ABL Facility) of 1.1 to 1.0.  As of December 31, 2012, the Company was in compliance with all debt covenants.

Contractual Obligations

The following table represents the minimum future payments on our long-term debt and our existing lease obligations as of December 31, 2012 (in thousands).

	Total	2013-2014	2015-2016	2017	After 2017
Long-term debt (1)	$696,925	$—	$—	$696,925	$—
Interest payments on long-term debt(2)	254,568	115,023	122,736	16,809	—
Operating lease obligations	22,326	8,855	7,352	2,816	3,303
Hialeah operating lease obligations(3)	15,559	10,244	5,315	—	—
Total contractual obligations(4)	$989,378	$134,122	$135,403	$716,550	$3,303

(1)

The long-term debt balance includes PIK interest payment that we have elected to PIK on February 1, 2013 of approximately $8.6 million, as well as the unamortized original issue discount of $1.8 million.

(2)

The semi-annual interest payment of the 8 1/8% Senior Secured Notes has been paid through January 31, 2013.  The remaining interest payments are due on February 1 and August 1 of each year, through and including February 1, 2017.

The first, second and third semi-annual interest payments on the Senior PIK Toggle Notes were paid in kind on August 1, 2011, February 1, 2012, and August 1, 2012, respectively.  In addition, the Company has elected to pay in kind the interest payment due on February 1, 2013.  The remaining interest payments are due on February 1 and August 1 of each year, through and including August 1, 2017.  We may elect to pay interest on the Senior PIK Toggle Notes (1) entirely in cash, at a rate of 10.5%, (2) entirely by increasing the principal amount of the note or by issuing new notes for the entire amount of the interest payment, at a rate per annum equal to the cash interest rate of 10.5% plus 75 basis points (in each case, PIK interest), or (3) 50% as cash interest and 50% as PIK interest up to February 1, 2016.  After February 1, 2016, interest will be payable entirely in cash.  If we were to elect to pay all remaining interest payments in cash, with the exception of the first, second and third payments on August 1, 2011, February 1, 2012, and August 1, 2012, respectively, the interest would be as reflected in the table above.  Our ability to pay the Senior PIK Toggle Notes interest payments will be governed by net cash flows provided by operating activities each applicable year.

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

(4)	There were no material purchase obligations outstanding as of December 31, 2012.

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

Property, plant and equipment comprised 88.7% of our total assets as of December 31, 2012. These assets are stated at cost, less accumulated depreciation. We utilize the group-life method to classify, depreciate and retire the majority of our assets. Under the group-life method, assets with similar characteristics and intended use are assigned an asset class with a specific life. Assets are either recorded individually (locomotives, freight cars, vehicles, etc.) or as a “mass” asset (rail, ties, ballast, etc.) at the time of capitalization. All depreciable assets use the straight line method for depreciation based on an average life of the asset class.

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

We completed life studies for our rolling stock assets during the year ended December 31, 2012. The life study indicated that the actual lives of certain rolling stock assets were different than the estimated useful lives used for depreciation purposes in our financial statements. As such, we changed our estimates of the useful lives of certain rolling stock assets to better reflect the estimated periods during which these assets will remain in service. The effect of this change in estimate during the year ended was to reduce depreciation expense by $0.6 million. Changes in asset lives due to the results of the life studies are applied on a prospective basis and could significantly impact future periods’ depreciation expense, and thus, our results of operations. Annually, depreciation expense is expected to be reduced by approximately $1.7 million.

Under normal retirements or sale of assets, no gain or loss is recorded. The net asset value (cost less accumulated depreciation minus any proceeds) for a retirement or sale of asset is charged back to accumulated depreciation, and the net asset value is amortized over the remaining life of its assigned asset class. Expenditures that increase asset value or extend the useful life are capitalized. Repair and maintenance expenditures (track inspections, locomotive running repairs, repair of broken rail, rail grinding, etc.) are charged to expense when the work is performed. For the year ended December 31, 2012, repairs and maintenance expenditures charged to operating expenses represented approximately 24.9% of our total spend (including capitalized expenditures) for track and related assets. We review the carrying value of our property for impairment whenever an event or changes in circumstances indicate the carrying value of an asset or asset grouping may not be recoverable from the undiscounted cash flows expected to be generated over its remaining useful life.

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

Interest Rates. Our 8 1/8% Notes issued on January 25, 2011 are fixed rate instruments, and therefore, would not be impacted by changes in interest rates. Our potential interest rate risk results from our ABL Facility as an increase in interest rates would result in lower earnings and increased cash outflows. We do not have any outstanding balances under the ABL Facility, but if we were to draw upon it, we would be subject to changes in interest rates.

Diesel Fuel. We are exposed to fluctuations in diesel fuel prices. Fuel costs represented 12.3% of total operating revenues during the year ended December 31, 2012. We participate in fuel surcharge programs which provide additional revenue to help offset the increase in fuel expenses. We utilize the Department of Energy’s Retail Diesel Fuel Price index to calculate the fuel surcharges that are charged to our customers. The fuel surcharges fluctuate with the price of diesel fuel with a lag of less than one month. Therefore, we believe that we have reduced the risk of fluctuating diesel fuel prices to a low level. We are continuing to optimize our fuel surcharge programs to reduce our risk to the lowest level possible.

Customer Concentration Risk. Although our operations served approximately 500 customers in 2012, freight revenue from our 10 largest customers accounted for approximately 41% of our total freight revenues for the year ended December 31, 2012 with no single customer representing more than 10% of our total freight revenue.  In addition, the top three aggregate customers with operations in south Florida whose freight revenues represented approximately 11% of our total freight revenues for the year ended December 31, 2012. Our revenues are affected by the demand for aggregate material, primarily in Florida, and the ability of these customers to supply this natural raw material efficiently and effectively. Substantial reduction in business with or loss of an important customer could have a material adverse effect on our business and financial results.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Based on an evaluation by our management, with the participation of our chief executive officer and chief financial officer, as of the end of the period covered by this report, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) are effective to ensure that information required to be disclosed by us in this Annual Report on Form 10-K was recorded, processed, summarized, and reported within the time periods specified in SEC’s rules and forms and that such information was accumulated and communicated to our management, including our chief executive and chief financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework included in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the COSO framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the last fiscal year covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name, age and position of our directors and executive officers, as of December 31, 2012.

Name	Age	Position
Wesley R. Edens	51	Chairman of the Board of Directors
Joseph Adams, Jr.	55	Director
Randal A. Nardone	57	Director
James R. Hertwig	61	President and Chief Executive Officer
John Brenholt	50	Executive Vice President and Chief Financial Officer
Joel Haka	54	Executive Vice President and Chief Operating Officer
Kim Cooper	50	Vice President and Corporate Controller
Robert Ledoux	54	Vice President and General Counsel and Corporate Secretary
Thomas Ballas	63	Vice President Human Resources
Robert Stevens	62	Vice President and Chief Engineer

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

Randal A. Nardone , has served on the Board of Florida East Coast Railway Corp. since 2008. Mr. Nardone is a director of Alea Group Holdings (Bermuda) Ltd., GAGFAH S.A. and Eurocastle Investment Limited. Mr. Nardone was previously a managing director of UBS from May 1997 to May 1998. Prior to joining UBS in 1997, Mr. Nardone was a principal of BlackRock Financial Management, Inc. Prior to joining BlackRock, Mr. Nardone was a partner and a member of the executive committee at the law firm of Thacher Proffitt & Wood. Mr. Nardone received a B.A. in English and Biology from the University of Connecticut and a J.D. from Boston University School of Law.

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

Thomas R. Ballas serves as vice president, human resources for Florida East Coast Railway. Mr. Ballas re-joined the Company in 2011, having previously worked with FEC for over thirty-five years. During his absence, Mr. Ballas provided human resource and rail labor relations consulting services. He is responsible for all human resource functions for the company including recruiting, performance management, labor relations and health and welfare benefits.  Mr. Ballas holds a Bachelor of Arts degree in Psychology from the University of North Florida and has received his Professional in Human Resources and Senior Professional in Human Resources Certificates from the Society of Human Resource Management.

Robert Stevens serves as vice president and chief engineer of Florida East Coast Railway. Mr. Stevens joined the Company in 2007. Mr. Stevens has over 35 years of experience in railroad infrastructure maintenance and operations. Mr. Stevens began his career in 1976 with Consolidated Rail Corp. as field manager and held various engineering field and staff positions. In 1998, Mr. Stevens joined CSX Transportation where he held a number of engineering positions, including assistant chief engineer for system production gangs.  Mr. Stevens is a graduate of Eastern College.

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

Board of Directors Interlocks and Insider Participation

As discussed below in “Executive Compensation — Compensation Discussion and Analysis - Role of Executives in Establishing Compensation,” our CEO regularly advises our board of directors in determining the compensation of our other executive officers (besides himself). Our board of directors has the discretion to consider our CEO’s recommendations in making such compensation determinations.

Compensation of Directors

Our directors receive no payment in their capacity as such, though they are eligible for reimbursement of any expenses incurred as a director (including costs of attendance at board of directors meetings).

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Set out below is a discussion and analysis of the 2012 compensation program for our Chief Executive Officer (the “CEO”), our Chief Financial Officer, and the three other most highly compensated executive officers who were serving as such at December 31, 2012 (and with respect to whom we are required to provide compensation disclosure under SEC rules). This discussion and analysis should be read together with the Summary Compensation Table below and the additional narrative and tables that follow and support it.

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

Employment Agreements

Each of our presently employed named executive officers (Messrs. Hertwig, Brenholt, Haka, Ledoux and Stevens) is party to an employment agreement with us (and/or Florida East Coast Railway, L.L.C.) that governs the terms and conditions of their employment.

The agreements with Messrs. Hertwig, Brenholt, and Haka became effective July 1, 2010, November 8, 2010, and February 21, 2011, respectively. Messrs. Hertwig and Brenholt each had an initial two-year term that expired July 1, 2012 and November 8, 2012, respectively, and that automatically renews for successive one-year terms absent 60 days’ notice. Mr. Haka’s initial term was from his effective date until December 31, 2011 and renews for successive one-year terms absent 60 days’ notice. The agreements provide for:

•                  An annual base salary $400,000 for Mr. Hertwig and $350,000 for each of Messrs. Brenholt and Haka that may be increased (but not decreased) in the discretion of Mr. Hertwig (or, in the case of the agreement with Mr. Hertwig, in the discretion of our board of directors);

•                  An annual bonus opportunity of 50% of base salary (with a maximum of 150% of base salary for Mr. Hertwig and 100% for each of Messrs. Brenholt and Haka) payable based on our strategic and financial performance as a whole, as well as the contribution of the executive to that performance, as determined in our sole discretion, with up to 50% of any realized bonus payable in our discretion in the form of restricted stock units vesting in three equal installments over a period of three years following grant;

•                  An initial grant of restricted stock units with a value of $1,000,000, $750,000 and $500,000 for Messrs. Hertwig, Brenholt and Haka, respectively, vesting in three annual installments commencing January 1, 2012 and;

•                  Additional annual restricted stock unit grants for three years commencing in 2011 (each with a value of $500,000, $350,000 and $300,000 for Messrs. Hertwig, Brenholt and Haka, respectively) with vesting dependent upon attainment of specified EBITDA goals for the year of grant.

The agreements with each of Messrs. Hertwig, Brenholt and Haka also include certain restrictive covenants (including a one-year nonsolicitation obligation and nondisparagement and confidentiality obligations).

The agreements with each of Messrs. Stevens and Ledoux became effective on December 3, 2010 and June 27, 2011, respectively. Each agreement is for an indefinite term of at-will employment without severance entitlement and provides for:

•                  An annual base salary of $160,000 (which was increased to $190,000 effective April 1, 2012) for Mr. Stevens and $190,000 (which was increased to $200,000 effective April 1, 2012) for Mr. Ledoux.

•                  An annual bonus opportunity beginning in 2011 of 35% of base salary as determined in our sole discretion payable in cash or in a mix of cash and restricted stock units vesting in three equal installments over a period of three years following grant; and

•                  Annual restricted stock unit grants for three years commencing in 2011 (each with a value of $100,000) with vesting dependent upon attainment of specified EBITDA goals for the year of grant.

The severance provisions of the various employment agreements are described under “Severance/Change in Control Benefits” below.

Role of Executives in Establishing Compensation

Our named executive officers are not in any way directly responsible for determining our CEO’s compensation, although they may provide information to the board of directors that will be relevant to its evaluation of our CEO’s compensation (for instance, in terms of our performance). By contrast, the CEO plays a more active role in determining the compensation of the other named executive officers, who are his subordinates. He regularly advises the board of directors of his own evaluation of their job performance and, from time to time, offers for consideration by the board of directors his own recommendations for their compensation levels. The board of directors has the discretion to consider these recommendations in making compensation determinations. As noted above, the CEO has the authority (in consultation with the board of directors) under the employment agreements with each of Messrs. Brenholt and Haka to increase (but not decrease) their compensation.

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

Effective October 15, 2012, we adopted an unfunded, nonqualified deferred compensation plan for the purpose of providing a select group of our management and independent contractors, including our named executive officers, with the opportunity to voluntarily defer receipt of a portion of their compensation (including base salary, performance-based compensation, and commissions). The Company also has the discretion to make contributions to the plan on behalf of participants. All amounts deferred by participants are notionally invested in investment funds as directed by the executive. Deferred compensation under the plan is payable in cash in a lump sum payment, or, in certain circumstances, in annual installments over a term equal to or less than 15 years, as determined by each participant at the time of enrollment.

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

As described above, the compensation levels of the named executive officers are largely determined by the terms of their respective employment agreements. Those terms were established for each executive based upon the scope of his or her respective responsibilities, the competition for qualified executives and, as applicable, compensation levels at recent prior employment.

The Company generally awards discretionary annual bonuses to our named executive officers. The annual incentive bonuses are intended to compensate our named executive officers for our overall financial performance and for achieving important milestones as well as for individual performance. Bonus levels will vary depending on the individual executive and generally will include such factors as our overall financial performance, quality and amount of new investments, improving our operations and progress on strategic operations. Short-term cash incentives are designed to advance the interests of the Company by providing incentives in the form of periodic bonus awards to certain key employees who contribute significantly to the strategic and long-term performance objectives and growth of the Company. For 2012, Mr. Hertwig’s bonus of $600,000 (representing 150% of his annual base salary) was based upon a determination by our board of directors that Mr. Hertwig played a key role in the overall management and performance of the Company. The 2012 bonus for Messrs. Brenholt, Haka, Ledoux and Stevens of $350,000, $262,500, $140,000 and $133,000, respectively, was based upon the determination by our board of directors and input from Mr. Hertwig.

Severance/Change in Control Benefits

The employment agreements for Messrs. Hertwig, Brenholt, and Haka provide that, subject to the execution of a release of claims, upon termination of the respective officer’s employment by us without “cause” or by the officer for “good reason” (each as defined in the applicable employment agreement), (i) the officer is entitled to receive severance payments equal to one year of the executive’s then-current base salary, paid in equal installments over the one-year period following the executive’s termination, (ii) if the termination does not occur within one year following a change in control of the Company, any restricted stock units scheduled to vest on the next regular vesting date will vest, and (iii) if the termination occurs within one year following a change of control, all restricted stock units will vest in full. However, in no event will such severance payments or accelerated vesting be provided to the extent it would cause us to be unable to claim a federal income tax deduction by reason of the “golden parachute” limitations set forth in Section 280G of the Internal Revenue Code.

The restricted stock unit agreements for Messrs. Ledoux and Stevens provide that, subject to the execution of a release of claims, upon termination of the officer’s employment by us without “cause” or by the officer for “good reason” (each as defined in the applicable award agreement), (i) the restricted stock units scheduled to vest on the next regular vesting date will vest if the termination does not occur within one year following a change in control of the Company and (ii) all restricted stock units will vest in full if the termination occurs within one year following a change of control. Messrs. Ledoux and Stevens are not otherwise entitled to severance payments.

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

Board of Directors Report

The Board of Directors of Florida East Coast Holdings Corp. has reviewed and discussed with the Company’s management the section entitled “Compensation Discussion and Analysis” to be included in the Company’s 2013 annual report on Form 10-K. Based on the review and discussion referred to above, the Board of Directors has approved such section to be included in the Company’s 2013 annual report on Form 10-K.

Wesley R. Edens, Chairman

Joseph Adams, Jr.

Randal A. Nardone

2012 Compensation of our Named Executive Officers

Set forth below is information concerning the cash and non-cash compensation earned by, awarded to or paid to our named executive officers for 2012.

Summary Compensation Table for 2012

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock/Unit Awards ($) (1)	All Other Compensation ($) (2)	Total ($)
James Hertwig	2012	400,000	600,000	198,687	8,122	1,206,809
Chief Executive Officer and President

John Brenholt	2012	350,000	350,000	97,343	5,890	803,233
Executive Vice President and Chief Financial Officer

Joel Haka	2012	350,000	262,500	86,676	6,105	705,281
Executive Vice President — Operations

Robert Ledoux	2012	197,500	140,000	17,335	5,179	360,014
Vice President and General Counsel and Corporate Secretary

Robert Stevens	2012	182,500	133,000	20,002	6,399	341,901
Vice President and Chief Engineer (3)

Notes:

(1)                                 Amounts in this column reflect the aggregate grant date fair value of restricted stock units granted to each of our named executive officers on March 9, 2012, computed in accordance with applicable accounting guidance. For a discussion of the assumptions made in the valuation of the restricted stock unit awards reported in this column, see Note 10 to the Consolidated Financial Statements.

(2)                                 For all, amounts are attributable to the Company’s match of their 2012 401(k) contribution, cell phone stipends, and company paid life insurance. Include in the “All Other Compensation” column and this footnote the amount of any Company contributions under the Florida East Coast Railway Deferred Compensation Plan.

(3)                                 Mr. Stevens retired in February, 2013.

Grants of Plan Based Awards for 2012

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#) (1)		Grant Date Fair Value of Stock Awards ($)
Mr. Hertwig	March 9, 2012	149	(2)	198,687
Mr. Brenholt	March 9, 2012	73	(2)	97,343
Mr. Haka	March 9, 2012	65	(2)	86,676
Mr. Ledoux	March 9, 2012	13	(2)	17,335
Mr. Stevens	March 9, 2012	15	(2)	20,002

Notes:

(1)                                 Pursuant to the applicable Restricted Stock Unit Award Agreement, as amended, upon vesting, each restricted stock unit entitles the holder thereof to a number of shares of Holdings Corp. having a fair market value at the time of settlement equal to the value of one common unit of FECR Rail Holding, LLC (a “FECR Rail Holding, LLC Interest”) (or, if Holdings Corp. is prohibited at the relevant time from issuing equity securities to the holder, one FECR Rail Holding, LLC Interest). Dividend equivalents are payable on each unvested restricted stock unit in an amount equal to the dividends paid with respect to one FECR Rail Holding, LLC Interest.

(2)                                 These shares vest 33% on January 1, 2013, 33% on January 1, 2014 and 34% on January 1, 2015.

Outstanding Equity Awards at Fiscal Year End for 2012

	Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(4)
Mr. Hertwig	943	(1)	1,954,490
Mr. Hertwig	149	(3)	308,822
Mr. Brenholt	624	(1)	1,293,321
Mr. Brenholt	73	(3)	151,302
Mr. Haka	416	(1)	862,214
Mr. Haka	65	(3)	134,721
Mr. Ledoux	13	(3)	26,944
Mr. Stevens	9	(2)	18,654
Mr. Stevens	15	(3)	31,089

Notes:

(1)                                 These shares vest 33% on January 1, 2012, 33% on January 1, 2013 and 34% on January 1, 2014.

(2)                                 These shares vest 33% on March 1, 2012, 33% on March 1, 2013 and 34% on March 1, 2014.

(3)                                 These shares vest 33% on January 1, 2013, 33% on January 1, 2014 and 34% on January 1, 2015.

(4)                                 Based on a value per share of Company stock of $2,072.63 as of December 31, 2012.

Stock Vested for 2012

Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($) (1)
Mr. Hertwig	464	618,730
Mr. Brenholt	306	408,042
Mr. Haka	204	272,028
Mr. Ledoux	0	0
Mr. Stevens	6	8,001

Notes:

(1)                                 Based on a value per share of Company stock of $1,333.47 as of the time of vesting.

Nonqualified Deferred Compensation for 2012

Name	Executive Contributions in Last Fiscal Year ($) (1)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Balance at Last Fiscal Year End ($)
Mr. Hertwig	0	0	0
Mr. Brenholt	0	0	0
Mr. Haka	8,203	0	8,203
Mr. Ledoux	0	0	0
Mr. Stevens	0	0	0

Notes:

(1)                                 Each named executive officer’s contribution is included in such named executive officer’s salary and/or bonus for 2012, as reported in the Summary Compensation Table.

Florida East Coast Railway Deferred Compensation Plan.  Our Deferred Compensation Plan provides a select group of our management and independent contractors, including our named executive officers, with the opportunity to voluntarily defer receipt of a portion of their compensation (including base salary, performance-based compensation, and commissions). Under the terms of the plan, participants can elect to defer, on a pre-tax basis, up to 90% of their base salary, and up to 100% of any performance based compensation or commissions. The Company may also make discretionary contributions to the plan, as well as certain other contributions to plan in an amount determined by the Company in its sole discretion for each plan year.

Participants are always 100% vested in their own deferral contributions and in Company discretionary contributions, but certain other Company contributions vest 20% per year of service with the Company. However, even participants with less than five years of service become fully vested in any other Company contributions upon death, disability, retirement at age 65 or older, or a “change in control event” as defined in the plan. If a participant’s deferred compensation account is not otherwise fully vested on the date of such participant’s separation from service, the portion of such account that is not fully vested will be forfeited.

Each participant’s deferred compensation account, including any Company contributions, are credited with investment returns determined as if such account were invested in one or more investment funds made available by the plan administrator. Each participant elects the investment funds in which the participant’s deferred compensation account is deemed to be invested. In the event a participant fails for any reason to make an effective election of the investment return to be credited to the participant’s account, the investment return credited to such participant’s account will be determined by the plan administrator.

Participants in the plan, or their beneficiaries, may receive distributions from the plan in the event of a qualifying separation from service, death, disability, or unforeseeable emergencies. A change in control event, however, is not a qualifying distribution event.

Potential Payments Upon Termination or Change in Control

As described above in “Executive Compensation—Compensation Discussion and Analysis—Severance/Change in Control Benefits,” we make certain severance and change in control benefits available to our named executive officers. The following chart sets forth the payments the respective named executive officers would have received had the requisite triggering event occurred as of December 31, 2012; the value shown in respect of the accelerated vesting of the restricted stock units is based upon a value per share of Company stock of $2,072.63 as of December 31, 2012. In addition to the benefits shown below, each of our named executive officers are entitled to a death benefit equal to their base salary (but not in excess of $150,000).

		Employees
Name	Compensation Element	Not For Cause or Good Reason Termination	Not For Cause or Good Reason Termination Following a Change of Control (1)
Mr. Hertwig	Cash Severance	$400,000	$400,000
	Accelerated Vesting of Restricted Stock Units	1,063,259	2,263,312

	Total	$1,463,259	$2,663,312

Mr. Brenholt	Cash Severance	$350,000	$350,000
	Accelerated Vesting of Restricted Stock Units	683,968	1,444,623

	Total	$1,033,968	$1,794,623

Mr. Haka	Cash Severance	$350,000	$350,000
	Accelerated Vesting of Restricted Stock Units	466,342	996,935

	Total	$816,342	$1,346,935

Mr. Ledoux	Cash Severance	$0	$0
	Accelerated Vesting of Restricted Stock Units	8,291	26,944

	Total	$8,291	$26,944

Mr. Stevens	Cash Severance	$0	$0
	Accelerated Vesting of Restricted Stock Units	26,944	49,743

	Total	$26,944	$49,743

Notes:

(1)                                 These amounts do not reflect any cutback in cash severance or accelerated vesting of restricted stock units by reason of the “golden parachute” limitations set forth in Section 280G of the Internal Revenue Code.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the total number of shares of common stock beneficially owned, and the percent so owned. Holdings Corp. was incorporated on January 10, 2011. On January 25, 2011, FECR Rail LLC contributed all of its holdings of FECR Corp’s common and preferred shares in exchange for 250,555 newly issued common shares of Holdings Corp. As a result, FECR Rail LLC became the direct parent of Holdings Corp., whereas Holdings Corp. became the direct parent of FECR Corp. The percentage of beneficial ownership of our common stock is based on 252,106 shares of common stock of Holdings Corp. issued and outstanding as of March 13, 2013.

Number of Shares Beneficially Owned(1)
Name of Beneficial Owner(1)	Number of Shares	Percent
Executive Officers and Directors(2)
Wesley R. Edens(3)	250,000	99.2%
Joseph P. Adams, Jr.	—	—
Randal A. Nardone	—	—
James R. Hertwig	—	—
John Brenholt	—	—
Husein Cumber	—	—
Joel Haka	—	—
Kim Cooper	—	—
Robert Ledoux	—	—
All directors and executive officers as a group (9 persons)	250,000	99.2%
5% stockholders
FECR Rail Holding, LLC(3)	250,000	99.2%

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

(2)               The address of each officer or director listed in this table is: c/o Florida East Coast Railway Corp., 7411 Fullerton Street, Suite 100, Jacksonville, Florida 32256.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Lease Agreements

We, through our wholly owned indirect subsidiary Florida East Coast Railway, L.L.C., began leasing our Hialeah rail yard in December 2007 from FDG Hialeah LLC, an entity owned by investment funds managed by affiliates of Fortress. On January 24, 2011, we entered into an amended and restated lease, which, among other things: extends the date to vacate to December 31, 2035 (unless we elect not to renew the lease); provides for an annual rental fee of $4.5 million a year (subject to a 2.5% annual increase); provides us the right to purchase certain land from FDG Hialeah LLC at a mutually determined fair market value; provides FDG Hialeah LLC the right to require us to relocate (at its expense) from such land to comparable property with competitive rental rates. The amended and restated lease is cancellable after five years with a two year notice requirement.  The Railway paid $5.1 million, $6.0 million, and $2.9 million, for the rail yard base rent for the years ended December 31, 2012, 2011, and 2010, respectively.

Through Florida East Coast Railway, L.L.C., we lease space for our headquarters from Flagler Development Company, L.L.C. through 2018. For the years ended December 31, 2012, 2011 and 2010, we paid $0.7 million, $2.2 million and $1.3 million in rent, respectively. A portion of this office space is being sublet to RailAmerica, an entity partially owned by investment funds managed by affiliates of Fortress. Under the sublease agreement, which is subject to the terms and conditions of the corporate headquarters agreement with Flagler Development Company, L.L.C., we billed RailAmerica $1.0 million, $2.6 million and $3.8 million for the years ended December 31, 2012, 2011 and 2010, respectively. The amounts above include fees for management services during the transition period subsequent to the Rail Separation, as well as management services related to our right-of-way for the corresponding periods.

In addition, during the year ended December 31, 2011, the Company received proceeds of $4.5 million from the sale of locomotives that had previously been under lease to RailAmerica. The Company had a net receivable from RailAmerica of zero and $0.1 million as of December 31, 2012, and 2011, respectively.  Subsequent to October 1, 2012, RailAmerica is no longer considered a related party, due to a change in ownership.

During 2011, the Company entered into an agreement with RailAmerica’s wholly-owned subsidiary, Atlas Road Construction, L.L.C., to provide engineering and construction services for the Port of Miami project.  The Company incurred net charges of $2.2 million and $9.6 million, for the years ended December 31, 2012, and 2011, respectively, and zero for the year ended December 31, 2010.  As of December 31, 2012, and 2011, we had an outstanding payable balance of zero, and $0.6 million, respectively.

The Company rents chassis equipment for ordinary business operations from TRAC Intermodal, an entity owned by funds managed by affiliates of Fortress. These rents are based on current market rates for similar assets. During the years ended December 31, 2012, 2011 and 2010, the Company paid rents in the amount of $0.7 million, $0.6 million and $0.7 million, respectively.

Other Agreements/Transactions

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees billed and expected to be billed to the Company by Ernst & Young LLP for professional services during years 2012 and 2011, as well as out-of-pocket costs included in connection with these services (in thousands):

	Year Ended December 31, 2012	Year Ended December 31, 2011
Audit of Florida East Coast Holdings Corp. and Florida East Coast Railway Corp. Consolidated Financial Statements	$352	$350
Quarterly reviews of Florida East Coast Holdings Corp. and Florida East Coast Railway Corp. Consolidated Financial Statements	92	138
Audit fees for registration of 8 1/8% Notes and Senior PIK Toggle Notes	—	283
A133 Single Audit	24	18
Total	$468	$789

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

4.3

Form of 10 1 / 2% / 11 1 / 4 % Senior PIK Toggle Notes due 2017 (included as part of Exhibit 4.1), incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-4 (Registration No. 333-174112) filed on May 10, 2011.

Exhibit No.	Description

4.4

Form of 8 1/8% Senior Secured Notes due 2017 (included as part of Exhibit 4.2), incorporated by reference to Exhibit 4.3 to Florida East Coast Railway Corp.’s Registration Statement on Form S-4 (Registration No. 333-173954) filed on May 5, 2011.

4.5

First Supplemental Indenture, dated as of March  14, 2012, by and among, Florida East Coast Holdings Corp., Florida East Coast Railway Corp., the existing guarantors named therein, and Wells Fargo Bank, National Association, incorporated by reference to Exhibit 4.5 to Florida East Coast Holdings Corp.’s Annual Report on Form 10-K (Registration No. 333-174112) filed on March 15, 2012.

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

10.4**

Employment Agreement, dated as of May 24, 2011, by and among Florida East Coast Railway L.L.C., FECR Rail Corp. and James R. Hertwig, incorporated by reference to Exhibit 10.4 to Florida East Coast Railway Corp.’s Registration Statement on Form S-4 (Registration No. 333-173954) filed on May 5, 2011.

10.5**

Employment Agreement, dated as of November 8, 2010, by and among Florida East Coast Railway L.L.C., FECR Rail Corp. and John A. Brenholt, incorporated by reference to Exhibit 10.5 to Florida East Coast Railway Corp.’s Registration Statement on Form S-4 (Registration No. 033-173954) filed on May 5, 2011.

10.6**	Employment Agreement, dated as of December 3, 2010, by and among Florida East Coast Railway L.L.C., FECR Rail Corp. and Robert Stevens.

10.7**

Employment Agreement, dated as of December 6, 2011, by and among Florida East Coast Railway L.L.C., FECR Rail Corp. and Joel Haka., incorporated by reference to Exhibit 10.6 to Florida East Coast Railway Corp.’s Registration Statement on Form S-4 (Registration No. 333-173954) filed on May 5, 2011.

10.8**	Employment Agreement, dated as of June 17, 2011, by and among Florida East Coast Railway L.L.C., FECR Rail Corp. and Robert Ledoux.

10.9**

Summary of Employment Terms, dated January 6, 2011, between Florida East Coast Railway L.L.C. and Kim Cooper, incorporated by reference to Exhibit 10.8 to Florida East Coast Railway Corp.’s Registration Statement on Form S-4 (Registration No. 333-173954) filed on May 5, 2011.

10.10**	Form of Consulting Agreement, incorporated by reference to Exhibit 10.9 to Florida East Coast Railway Corp.’s Registration Statement on Form S-4 (Registration No. 333-173954) filed on May 5, 2011.

10.11**

Form of Restricted Stock Unit Award Agreement, incorporated by reference to Exhibit 10.10 to Florida East Coast Railway Corp.’s Registration Statement on Form S-4 (Registration No. 333-173954) filed on May 5, 2011.

10.12

Employee Services Agreement, effective as of January 1, 2010, by and between Florida East Coast Railway, L.L.C. and RailAmerica, Inc., incorporated by reference to Exhibit 10.13 to Florida East Coast Railway Corp.’s Registration Statement on Form S-4/A (Registration No. 333-173954) filed on June 14, 2011.

10.13**

Form of Amendment to Restricted Stock Unit Award Agreement, incorporated by reference to Exhibit 10.14 to Florida East Coast Railway Corp.’s Registration Statement on Form S-4/A (Registration No. 333-173954) filed on August 2, 2011.

10.14**	The Executive Nonqualified Excess Plan Adoption Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 18, 2012.

10.15**	The Executive Nonqualified Excess Plan Document, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 18, 2012.

10.16

State-Funded State Infrastructure Bank Loan Agreement, effective as of September 26, 2012, among the State of Florida Department of Transportation, FEC PEVT, LLC, the Borrower, and Florida East Coast Railway, L.L.C., the Guarantor, incorporated by reference to Exhibit 10.1 to Florida East Coast Holdings Corp.’s Form 8-K filed on October 2, 2012.

10.17

Port Everglades Intermodal Container Transfer Facility Lease and Operating Agreement, dated January 31, 2012, between Broward County, Florida, as lessor, and Florida East Coast Railway, L.L.C. and Assignment and Assumption of Lease, dated September 26, 2012 made by Florida East Coast Railway, L.L.C., as assignor, and FEC PEVT, LLC, as assignee, incorporated by reference to Exhibit 10.2 to Florida East Coast Holdings Corp.’s Form 8-K filed on October 2, 2012.

21.1*	Subsidiaries of the Registrant.

Exhibit No.	Description
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1*	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2*	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

101.INS† XBRL Instance Document.

101.SCH† XBRL Taxonomy Extension Schema Document.

101.CAL† XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF† XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB† XBRL Taxonomy Extension Label Linkbase Document.

101.PRE † XBRL Taxonomy Extension Presentation Linkbase Document.

* Filed herewith.

** Management contract or compensatory plans and arrangements for executives and others.

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

Dated: March 13, 2013

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James R. Hertwig	President and Chief Executive Officer (Principal Executive	March 13, 2013
James R. Hertwig	Officer)

/s/ John Brenholt	Executive Vice President and Chief Financial Officer (Principal	March 13, 2013
John Brenholt	Financial Officer and Principal Accounting Officer)

/s/ Wesley R. Edens	Director	March 13, 2013
Wesley R. Edens

/s/ Joseph Adams, Jr.	Director	March 13, 2013
Joseph Adams, Jr.

/s/ Randal A. Nardone	Director	March 13, 2013
Randal A. Nardone

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA EAST COAST HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Florida East Coast Holdings Corp. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Florida East Coast Holdings Corp. and Subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Florida East Coast Holdings Corp. and Subsidiaries at December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Independent Certified Public Accountants

March 13, 2013
Jacksonville, Florida

FLORIDA EAST COAST HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except for share amounts)

	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$40,400	$30,905
Restricted cash	126	125
Accounts receivable, net	34,380	31,085
Materials and supplies	3,574	3,143
Deferred income taxes	2,374	2,683
Prepaid and other current assets	2,477	2,138
Assets held for sale	1,839	219

Total current assets	85,170	70,298
Noncurrent assets:
Property, plant and equipment, less accumulated depreciation	772,429	782,612
Investments in non-affiliates	74	96
Intangible assets, less accumulated amortization	220	276
Other assets	15,104	18,548

Total noncurrent assets	787,827	801,532

Total assets	$872,997	$871,830

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$42,193	$41,100
Taxes payable	326	6,936
Deferred revenue	906	3,855
Other current liabilities	1,035	1,107

Total current liabilities	44,460	52,998
Deferred income taxes	24,838	17,542
Long-term debt	625,969	609,854
Other long-term liabilities	12,534	12,675

Total liabilities	707,801	693,069
Stockholders’ equity:
Series A Perpetual Preferred Stock, $0.01 par value, 1,000,000 shares authorized, 24,151 shares issued and outstanding as of December 31, 2012 and 2011	—	—
Series B Perpetual Preferred Stock, $0.01 par value, 150,000 shares authorized, none issued and outstanding as of December 31, 2012 and 2011	—	—
Common stock, $0.01 par value, 1,000,000 shares authorized; 252,106 issued and outstanding as of December 31, 2012; and 250,943 issued and outstanding as of December 31, 2011	3	3
Additional paid-in capital	286,085	284,642
Accumulated deficit	(119,770)	(105,032)
Accumulated other comprehensive loss	(1,122)	(852)

Total stockholders’ equity	165,196	178,761

Total liabilities and stockholders’ equity	$872,997	$871,830

The accompanying notes are an integral part of the Consolidated Financial Statements.

FLORIDA EAST COAST HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands)

	Years Ended December 31,
	2012	2011	2010
Operating revenue	$246,823	$213,305	$200,023
Operating expenses:
Labor and benefits	48,585	46,622	42,366
Equipment rents	13,423	11,607	11,231
Purchased services	44,808	35,979	33,214
Fuel	30,449	28,787	21,671
Depreciation and amortization	27,013	27,249	27,602
Net loss on sale and impairment of assets	3,351	1,906	—
Other	26,174	26,158	20,927

Total operating expenses	193,803	178,308	157,011

Operating income	53,020	34,997	43,012

Interest expense (net of interest income)	(58,815)	(57,420)	(66,250)
Other income (expense)	85	(44)	(368)

Loss before income taxes	(5,710)	(22,467)	(23,606)
Provision for income taxes	7,604	14,851	—

Net loss	$(13,314)	$(37,318)	$(23,606)

Other comprehensive loss:

Actuarial loss associated with pension plan	(272)	(149)	(61)

Unrealized loss on marketable securities held for sale	—	—	(6)

Realized loss on sale of marketable securities	2	—	—

Other comprehensive loss	(270)	(149)	(67)

Comprehensive loss	$(13,584)	$(37,467)	$(23,673)

The accompanying notes are an integral part of the Consolidated Financial Statements.

FLORIDA EAST COAST HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except for share amounts)

	Number of Common Shares Issued	Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance as of December 31, 2009	250,555	$3	$243,195	$(43,548)	$(636)	$199,014
Net loss	—	—	—	(23,606)	—	(23,606)
Other comprehensive loss	—	—	—	—	(67)	(67)
Contribution from FECR Rail LLC	—	—	234	—	—	234
Share-based compensation	—	—	519	—	—	519

Balance as of December 31, 2010	250,555	$3	$243,948	$(67,154)	$(703)	$176,094

Net loss	—	—	—	(37,318)	—	(37,318)
Other comprehensive loss	—	—	—	—	(149)	(149)
Purchase of common shares outstanding	(495)	—		(560)	—	(560)
Issuance of common shares outstanding	883	—	—	—	—	—
Contribution from FECR Rail LLC	—	—	16,000	—	—	16,000
Proceeds from issuance of preferred shares	—	—	125,000	—	—	125,000
Redemption of preferred share units	—	—	(126,111)	—	—	(126,111)
Reclassification of preferred shares to equity	—	—	24,151	—	—	24,151
Share-based compensation			1,654	—	—	1,654

Balance as of December 31, 2011	250,943	$3	$284,642	$(105,032)	$(852)	$178,761

Net loss	—	—	—	(13,314)	—	(13,314)
Other comprehensive loss	—	—	—	—	(270)	(270)
Purchase of common shares outstanding	(1,177)	—		(1,424)	—	(1,424)
Issuance of common shares outstanding	2,340	—	—	—	—	—
Share-based compensation			1,443	—	—	1,443

Balance as of December 31, 2012	252,106	$3	$286,085	$(119,770)	$(1,122)	$165,196

The accompanying notes are an integral part of the Consolidated Financial Statements.

FLORIDA EAST COAST HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2012	2011	2010
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(13,314)	$(37,318)	$(23,606)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	27,013	27,249	27,602
Amortization of debt financing fees	3,541	3,614	5,000
Net loss on sale and impairment of assets	3,351	1,906	—
Share-based compensation costs	1,690	1,800	782
Deferred taxes	7,604	14,859	—
Interest paid in kind	15,835	6,906	—
Other	—	68	(53)
Changes in operating assets and liabilities:
Change in restricted cash	(1)	—	615
Accounts receivable	(3,295)	(5,238)	(753)
Prepaid and other current assets	(339)	209	(609)
Materials and supplies	(361)	(293)	183
Other assets and deferred charges	390	369	810
Accounts payable and accrued expenses	1,093	18,483	3,148
Taxes payable	(6,610)	212	(841)
Deferred revenue	(2,949)	152	3,307
Other current liabilities	249	92	(488)
Other long-term liabilities	(411)	2,425	6,839

Net cash provided by operating activities	33,486	35,495	21,936

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of properties and equipment	(22,403)	(25,668)	(16,009)
Funding of interest reserve account	—	—	(4,000)
Release of interest reserve account	—	4,008	—
Proceeds from sale of investment	—	—	14
Proceeds from disposition of assets	612	9,864	349

Net cash used in investing activities	(21,791)	(11,796)	(19,646)

CASH FLOWS FROM FINANCING ACTIVITIES:
Contribution from FECR Rail LLC	—	16,000	—
Payment on long-term debt	—	(601,185)	(175)
Proceeds from issuance of long-term debt	—	602,725	—
Purchase of common stock outstanding	(1,991)	(558)	—
Proceeds from issuance of preferred shares	—	125,000	—
Redemption of preferred share units (including interest paid)	—	(126,111)	—
Financing costs	(209)	(17,971)	(1,051)

Net cash used in financing activities	(2,200)	(2,100)	(1,226)

Net increase (decrease) in cash and cash equivalents	9,495	21,599	1,064
Cash and cash equivalents at beginning of period	30,905	9,306	8,242

Cash and cash equivalents at end of period	$40,400	$30,905	$9,306

Supplemental cash flow information:
Cash paid for interest	$38,574	$25,066	$58,798

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

The following is a summary of entities included in the Consolidated Financial Statements:

•                  Florida East Coast Holdings Corp. (a wholly owned subsidiary of FECR Rail LLC)

•                  Florida East Coast Railway Corp. (also known as “Railway”) (a wholly owned subsidiary of Florida East Coast Holdings Corp.):

•             Florida East Coast Railway, L.L.C., and its subsidiaries;

•             FEC Highway Services, L.L.C.

FEC PEVT L.L.C. and FEC PEVT Corporation

On September 26, 2012, the Company, through its wholly owned subsidiaries, FEC PEVT, L.L.C., as borrower, and Florida East Coast Railway, L.L.C., as guarantor, entered into a State Infrastructure Bank loan (the “SIB Loan”) with the Florida Department of Transportation (“FDOT”), as lender, (see additional information in Footnotes 7 and 15). In conjunction with the SIB Loan, the Company formed FEC PEVT Corporation and FEC PEVT L.L.C. FEC PEVT L.L.C. is owned by Florida East Coast Railway, L.L.C. (99%) and FEC PEVT Corporation (1%). FEC PEVT Corporation is a wholly owned subsidiary of Florida East Coast Railway Corp. The newly formed entities are included in the Consolidated Financial Statements as discussed above.

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

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Balance, beginning of year	$1,053	$1,051	$1,375
Provisions	307	354	144
Recoveries	35	24	(68)
Charges	(176)	(376)	(400)

Balance, end of year	$1,219	$1,053	$1,051

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

b)                 Rolling Stock

For rolling stock (such as locomotives and freight cars), the Company uses the group method of depreciation. Assets are specifically identified and utilize straight-line depreciation methods on a per asset basis based on the depreciation rate for the average life for the respective asset class. The Company reevaluated the useful lives of its rolling stock and established new depreciable lives based on a life study (as further described below) performed by valuation experts during 2004. The assets were also reviewed by valuation experts in connection with the Fortress Acquisition in 2007, as well as in 2012 (see below for further discussion).

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

The Company’s policy is to perform life studies approximately every eight years. During the third quarter of 2012, the Company performed a life study over its rolling stock. The life study indicated that the actual lives of certain rolling stock assets were different than the estimated useful lives used for depreciation purposes in the Company’s financial statements. As a result, the Company changed its estimates of the useful lives of certain rolling stock assets to better reflect the estimated periods during which these assets will remain in service. The effect of this change in estimate during the year ended December 31, 2012 was to reduce depreciation expense by $0.6 million. Changes in asset lives due to the results of the life studies are applied on a prospective basis and will impact future periods’ depreciation expense, and thus, the Company’s results of operations. The Company estimates the annual impact on depreciation will be a reduction to depreciation expense by approximately $1.7 million.

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

Comprehensive Income (Loss)

Comprehensive income (loss) is the changes in equity of an enterprise except those resulting from shareholder transactions.  Accumulated other comprehensive income (loss) consists of the following (in thousands):

	December 31,
	2012	2011
Actuarial loss associated with pension plan	$(1,118)	$(846)
Unrealized loss on marketable securities	(4)	(6)
Accumulated other comprehensive loss	$(1,122)	$(852)

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

As of and during the periods ended December 31, 2012, 2011, and 2010, the Company did not have any uncertain tax positions.

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

Disclosures about Fair Value of Financial Instruments

ASC 825, Financial Instruments, requires disclosure of the fair value of certain financial instruments. Various inputs are considered when determining the fair value of financial instruments.  These inputs are summarized below:

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

•               Long-term debt: the fair value of the Company’s Senior Secured Notes and Senior PIK Toggle Notes is based on secondary market indicators.

The carrying amounts and estimated fair values of the Company’s financial instruments were as follows (in thousands):

	December 31, 2012
	Carrying Amount	Fair Value
Cash and cash equivalent	$40,400	$40,400
Senior Secured Notes	475,000	509,438
Senior PIK Toggle Notes	150,969	152,746

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

Contingencies

The Company’s policy is to reserve for certain contingencies consisting primarily of various claims and lawsuits resulting from its operations in accordance with ASC 450, Contingencies . In the opinion of management, appropriate reserves have been made for the estimated liability that is probable of resulting from disposition of such matters. Management’s opinion, and ultimately, the reserve recorded in the financial statements, is based on known facts and circumstances. In certain circumstances, management uses the services of outside counsel and experts to help evaluate the facts and circumstances and considers their professional judgment in establishing the appropriate reserve. The ultimate resolution of these contingencies may be for an amount greater or less than the amount estimated by management.

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

4. Related-Party Transactions

Management and facility and equipment rents

The Company incurred net charges of $0.7 million, $2.2 million, and $1.3 million for management services and facility rents to affiliates of FECI for the years ended December 31, 2012, 2011, and 2010, respectively. The net charges include management services incurred during the transition period subsequent to the Rail Separation, as well as management services related to our right-of-way and rents for space leased from FECI for office space. As of December 31, 2012, and 2011, respectively, the Company did not have an outstanding net receivable or payable from or to FECI.

In addition, the Company allocated net proceeds of $1.0 million, $2.6 million, and $3.8 million for management services, and facility and equipment rents to affiliates of RailAmerica, Inc. (“RailAmerica”) for the years ended December 31, 2012, 2011, and 2010, respectively. RailAmerica is an entity partially owned by investment funds managed by affiliates of Fortress. The net charges include expenses for services provided from time to time for certain reciprocal administrative services, including finance, accounting, human resources, information technology, purchasing and legal, for fees received related to leased locomotives rented to RailAmerica’s affiliated companies and for office space sub-leased to RailAmerica. In addition, during the year ended December 31, 2011, the Company received proceeds of $4.5 million from the sale of locomotives that had previously been under lease to RailAmerica. The Company had a net receivable from RailAmerica of zero and $0.1 million as of December 31, 2012, and 2011, respectively.  Subsequent to October 1, 2012, RailAmerica is no longer considered a related party, due to a change in ownership.

Effective June 1, 2011, the Company entered into an agreement with RailAmerica’s wholly-owned subsidiary, Atlas Road Construction, L.L.C., to provide engineering and construction services for the Port of Miami project (see Note 15).  The Company incurred net charges of $2.2 million, and $9.6 million for the years ended December 31, 2012 and 2011, respectively, and zero for year ended December 31, 2010, respectively.  As of December 31, 2012, and 2011 the Company had an outstanding payable of zero, and $6.0 million, respectively.

The Company rents chassis equipment for ordinary business operations from TRAC Intermodal, an entity indirectly owned by funds managed by affiliates of Fortress. These rents are based on current market rates for similar assets. During the years ended December 31, 2012, 2011, and 2010, the Company paid rents at the amounts of $0.7 million, $0.6 million, and $0.7 million, respectively.  As of December 31, 2012 and 2011, the Company had an outstanding payable of $0.1 million and $0.1 million, respectively.

Lease of FECI’s rail yard

On January 24, 2011, the Company entered into an amended and restated rail yard lease, which, among other things: extends the date to vacate to December 31, 2035 (unless the Company elects not to renew the lease); commencing on January 1, 2011, provides for an annual rental fee of $4.5 million a year (subject to a 2.5% annual increase); provides the Company the right to purchase certain land from FECI at a mutually determined fair market value; provides FECI with the right to relocate the Company (at its expense) from such land to comparable property with competitive rental rates. The lease is cancellable after five years with a two year notice requirement. The Railway paid $5.1 million, $6.0 million and $2.9 million for the rail yard base rent for the years ended December 31, 2012, 2011, and 2010, respectively.

5. Property, Plant and Equipment

Property, plant and equipment consist of the following:

As of December 31, 2012	Cost	Accumulated Depreciation	Net Book Value	Estimated Useful Life (c)
(in thousands)
Land and Rights of Way	334,878	n/a	334,878	n/a
Road
Rail & Other Track Material	132,168	31,503	100,665	16-45 years
Signals & Interlockers	89,290	24,071	65,219	7-38 years
Ties	86,085	9,288	76,797	20-50 years
Bridges & Culverts	82,105	9,634	72,471	14-61 years
Ballast	38,960	2,696	36,264	30-43 years
Other (a)	16,105	3,730	12,375	10-50 years

Total Road	444,713	80,922	363,791

Locomotives, Transportation, and Other Equipment
Freight Cars	27,707	4,946	22,761	7-55 years
Locomotives	22,450	6,979	15,471	3-60 years
Work Equipment and Other (b)	21,623	12,757	8,866	3-29 years
Trailers	4,324	2,887	1,437	5-20 years

Total Locomotives, Transportation, and Other Equipment	76,104	27,569	48,535
Buildings and Improvements	30,167	7,012	23,155	10-50 years
Construction-In-Progress	2,070	n/a	2,070	n/a

	887,932	115,503	772,429

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

Depreciation expenses, including assets recorded under capital leases, were $27.0 million, $27.2 million, and $27.6 million for the years ended December 31, 2012, 2011, and 2010, respectively.

6. Income Taxes

For the years ended December 31, 2012, and 2011 the Company recorded deferred income tax expense of $7.6 million, and $14.9 million, respectively.  For the year ended December 31, 2010, there was no current or deferred income tax expense. Income tax expenses differed from the amounts computed by applying the statutory federal income tax rate to pretax income as a result of the following:

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
	(in thousands)
Amount computed at statutory federal rate	$(1,998)	$(7,882)	$(8,262)
State taxes (net of federal benefit)	(204)	(805)	(749)
Valuation allowance	9,827	23,874	8,273
Other (net)	(21)	(328)	738

	$7,604	$14,859	$—

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities were as follows:

	December 31,
	2012	2011
	(in thousands)
Deferred tax assets:
Net operating loss carryforward	$108,869	$99,376
Allowance for doubtful accounts	470	424
Deferred revenue	350	1,456
Accrued pension obligations	1,182	611
Tax benefit for deferred compensation	2,621	2,385
Accrued casualty and other liabilities	1,676	1,154
Tax credits carryforward	2,468	2,468
Other	105	66

Total deferred tax assets	117,741	107,940
Valuation allowance	(52,518)	(42,583)

Net deferred tax assets	65,223	65,357

Deferred tax liabilities:
Property, plant and equipment	87,601	80,110
Other	86	106

Total deferred tax liabilities	87,687	80,216

Net deferred tax liabilities	$22,464	$14,859

A valuation allowance against deferred tax assets is required if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company established a valuation allowance of $52.5 million, $42.6 million and $18.7 million as of December 31, 2012, 2011 and 2010, respectively, to reduce deferred tax assets to their expected realizable value at December 31, 2012.

The Company has net operating loss carryforwards as of December 31, 2012, as follows:

•                            U. S.—$281.2 million (expiration periods: 2028—2034)

•                            Florida—$292.4 million (expiration periods: 2028—2034)

The Company recognizes interest and penalties related to uncertain tax positions in its provision for income taxes. As of December 31, 2012 and 2011, the Company did not believe that it had any uncertain tax positions. As of December 31, 2012, the U.S. taxing jurisdiction remains open to examination for the years 2011, 2010, and 2009.

7. Long-Term Debt

Debt consisted of the following:

	December 31,
	2012	2011
	(in thousands)
Senior Secured Notes	$475,000	$475,000
Senior PIK Toggle Notes (net of original discount of $1,777)	150,969	134,854
ABL Credit Facility	—	—
SIB Loan	—	—

Total debt	625,969	609,854
Less: Current maturities	—	—

Long-term debt, less current maturities	$625,969	$609,854

Interest expense was $41.6 million on the Senior Secured Notes and $17.2 million on the PIK Toggle Notes for the year ended December 31, 2012.  Interest expense was $43.6 million on the Senior Secured Notes and $13.9 million on the PIK Toggle Notes for the year ended December 31, 2011.  Interest expense on the Rail Term Loan was $66.3 million for the year ended December 31, 2010.

On January 25, 2011, FECR Corp. sold $475.0 million of 8 1/8% Senior Secured Notes due 2017 (“Senior Secured Notes” or “8 1/8% Notes”) in a private offering, for gross proceeds of $475.0 million.

In connection with the issuance of the Senior Secured Notes, FECR Corp. and certain of its subsidiaries also entered into the Asset-Based Lending (“ABL”) Facility. The ABL Facility matures on January 25, 2015 and bears interest at FECR Corp.’s option of: (a) a base rate determined in the greater of (1) the prime rate of the administrative agent, (2) federal funds effective rate plus  1 / 2  of 1%, or (b) a LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits in London interbank market for the interest period relevant to such borrowing. The applicable margin with respect to (a) base rate borrowings will be 2.25%, and (b) LIBOR borrowings will be 3.25%. Obligations under the ABL Facility are secured by a first-priority lien on the ABL Collateral.  There have been no borrowings under this facility.

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

Shareholder Contribution of FECR Rail LLC

In January and February 2011, FECR Rail LLC contributed an aggregate $16.0 million to the Company.

The proceeds of the sale of the Series B Perpetual Preferred Stock and $15.0 million of the FECR Rail LLC contribution to the Company were further contributed to FECR Corp. This contribution of $140.0 million together with the proceeds of the issuance of the Senior Secured Notes were used to repay outstanding debt of approximately $601.2 million, to pay certain fees and expenses incurred in connection with the offering of the 8 1/8% Notes, and for general corporate purposes.

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

SIB Loan

On September 26, 2012, FEC PEVT, L.L.C., as borrower, and Florida East Coast Railway, L.L.C., as guarantor, each a wholly owned subsidiary of the Company, entered into the SIB Loan with FDOT. The SIB Loan provides for a loan of $30 million to fund, in part, the costs associated with the construction of a new Florida East Coast Intermodal Container Transfer Facility (the “ICTF”) in Port Everglades, Florida, which will serve the Company’s domestic and international business segments. Proceeds from the SIB Loan will be advanced by FDOT as construction proceeds on the ICTF. There have been no borrowings under the SIB Loan. The total construction cost of the ICTF construction project is approximately $53 million, $30 million of which will be funded through the SIB Loan, $18 million of which will be from a FDOT grant (the “FDOT Grant”) and the balance of $5 million from the Company’s capital budget. The Company has been awarded the entire FDOT Grant of $18 million as of December 31, 2012.

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

The SIB Loan is fully and unconditionally guaranteed by the Florida East Coast Railway, L.L.C. In addition, as a condition to making the SIB Loan, FDOT required a first priority lien on certain fixtures (including rail trackage) and equipment included in the collateral securing the Senior Secured Notes. The SIB Loan specifically excludes land, rail equipment and motor vehicles from its lien. As a condition to FDOT making the first loan disbursement under the SIB Loan, FEC PEVT, L.L.C. was required to post as additional collateral through July 1, 2017, a standby letter of credit in the amount of $3.0 million payable to FDOT, as beneficiary (the “Standby Letter of Credit Collateral”). On February 1, 2013, the Company posted the Standby Letter of Credit Collateral by accessing the letter of credit line of the ABL Facility, reducing availability under the ABL Facility to $27.0 million. The SIB Loan permits FEC PEVT, L.L.C, in lieu of posting the Standby Letter of Credit Collateral, at any time upon prior notice, to either pay down the principal of the SIB Loan by $3 million or substitute cash collateral (see Note 16).

8. Pension and other Benefit Programs

The Company sponsors two 401(k) plans, which are available to the Company’s employees. Contributions are at the employee’s discretion, subject to maximum limits imposed by the IRS (generally, $17,000 for 2012 and $16,500 for 2011and 2010), and an additional contribution up to 10% of after-tax compensation, also subject to maximum limits imposed by the IRS. Total contributions in 2012, 2011, and 2010, including the Company’s match if any, were limited by IRS regulations to $50,000 per participant for 2012, and $49,000 per participant for 2011 and 2010.

The 401(k) Plan for Salaried Employees —In accordance with the terms of the plan, the Company matched the employee’s contributions up to the first $1,200 contributed by the employee. For employee contributions in excess of $1,200, the Company matched $0.25 for every $1.00 in pretax employee contributions up to the IRS maximum limits. The amounts of matching contributions by the Company were $0.3 million, $0.2 million, and $0.2 million, for the years ended December 31, 2012, 2011, and 2010, respectively.

401(k) Plan for Hourly Wage Employees and/or Employees Covered by Collective Bargaining Agreement —This is a limited contributory plan that was instituted in April 1995. In 2002, train and engine hourly employees became eligible for a Company matching contribution of $0.20 for every $1.00 of employee contributions up to $200 annually. In 2006, boilermakers, electricians, machinists, shop laborers, and signal and communication workers also became eligible for the same matching contributions. In 2009, the International Brotherhood of Electrical Workers (“IBEW”), carmen, agents, clerical workers, dispatchers, and foreman also became eligible for the same matching contributions. The amounts of matching contributions for the years ended December 31, 2012, 2011, and 2010 were immaterial.

Pension Plan —The Company adopted an unfunded defined benefit plan covering previous officers of the Company in 1998. The benefits are based on years of service and the employee’s compensation during the five years before retirement. The Company curtailed this plan in 1999, causing no additional benefits to accrue to covered officers. The following chart summarizes the benefit obligations and includes rate assumptions associated with the defined benefit plan for the years ended December 31, 2012, 2011, and 2010:

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
	(in thousands)
Balance obligation at beginning of period	$3,651	$3,740	$3,933
Interest cost	159	180	204
Actuarial loss	272	149	61
Benefits paid	(416)	(418)	(458)

Benefit obligation at end of period	$3,666	$3,651	$3,740

Discount rate assumed	2.5%	3.25%	4.25%

As of December 31, 2012 and 2011, the total accrued liability related to the benefit obligation was $3.7 million and $3.7 million, respectively. Of the total liability, $3.2 million and $3.2 million were classified in other long-term liabilities in the consolidated balance sheet as of December 31, 2012 and 2011, respectively. The remaining balance of $0.5 million and $0.5 million, for the years ended December 31, 2012 and 2011, respectively, was presented as other current liabilities in the consolidated balance sheet. As of December 31, 2012 and 2011, accumulated other comprehensive income (loss) included $1.1 million and $0.9 million, respectively, of unrealized losses related to the benefit plan. Assuming no change in participation, the Company expects to incur benefit payments of $0.2 million per year over the next five years.

9. Preferred Stock

On January 19, 2011, the Company amended the articles of its certificate of incorporation related to all of its outstanding Series A Redeemable Preferred Stock (the “preferred shares”) whereby the preferred shares were no longer subject to redemption. Upon the execution of the amendment, the Company reclassified all of its outstanding 19,809 preferred shares, including its accumulated preferred yield of 15%, or $4.3 million, from liability to stockholders’ equity. Dividends continue to be cumulative at the rate of 15% per annum, subject to limitations on distributions by the Company imposed by the terms of any financing, swap, or other agreement. The Company was able to redeem in whole or in part the preferred share units at any time.

As of December 31, 2012 and 2011, the total unpaid preferred yield was $7.5 million, and $3.4 million (for the period from January 20, 2011 through December 31, 2011), respectively, on the then 19,809 preferred share units with a carrying value of $19.8 million for both years.

10. Share-Based Compensation

A summary of the fair value of nonvested shares is as follows:

	Shares	Weighted- average fair value per share at grant date	Fair value of nonvested shares at grant date
			(in thousands}

Outstanding as of December 31, 2009	2,550	714.64	1,822.3
Granted	2,617	682.53	1,786.2
Vested	(659)	711.01	(468.6)
Cancelled	(116)	604.16	(70.4)

Outstanding as of December 31, 2010	4,392	$698.89	$3,069.5
Granted	1,240	992.98	1,231.3
Vested	(799)	699.29	(558.7)
Cancelled	(76)	713.19	(54.2)

Outstanding as of December 31, 2011	4,757	$775.26	$3,687.9

Granted	539	1,333.47	718.7
Vested	(1,765)	768.31	(1,356.1)
Cancelled	(1,213)	917.94	(1,113.0)

Outstanding as of December 31, 2012	2,318	$835.84	$1,937.5

Share-based compensation expenses related to restricted stock grants for the years ended December 31, 2012, 2011, and 2010, were $1.7 million, $1.8 million, $0.8 million, respectively.

Effective September 15, 2012, we terminated all consulting agreements with nonemployees who received restricted stock awards. In accordance with a termination without cause under the terms of their consulting agreements, each consultant was entitled to accelerated vesting of the tranche of his restricted stock units next scheduled to vest under the terms of his restricted stock unit award agreement. As part of the termination, 575 shares were accelerated and vested. All remaining shares under the agreements were forfeited.

Effective August 31, 2012, we accepted voluntary resignations from employment without “good reason” (as defined in their employment agreements) from executives as they began employment with another affiliate managed by funds owned by Fortress. Due to their resignations without “good reason,” neither executive was entitled to severance payments or equity acceleration upon termination of their employment agreements. Any unvested shares were forfeited.

As of December 31, 2012, there was $1.1 million of unrecognized compensation expense related to unvested restricted share compensation arrangements, which is expected to be recognized over a weighted average period of 1.1 years. The total fair value of shares vested during the years December 31, 2012, 2011, and 2010 was $1.4 million, $1.0 million, and $0.5 million, respectively.

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

In September 2006, the Florida Department of Environmental Protection (“FDEP”) notified the Company and an adjacent property owner that they had been identified as potentially responsible parties (“PRPs”) as a result of an investigation into contaminated groundwater in Fort Pierce, Florida. As of December 31, 2012, and 2011, the Company had accrued $1.5 million related to the alleged contamination of which $1.5 million is expected to be paid over the next year. During the years ended December 31, 2012 and December 31, 2011, $0.1 and $0.2 million, respectively, were paid out for testing and site assessment.  FDEP and the Company agreed in April 2012 that the Company’s scope of testing is complete and the Company can initiate a pilot remediation of the property.  The Company has completed a competitive review of remediation proposals and selected a contractor to begin the pilot in early 2013.

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

In addition, the Company had accrued approximately $0.6 million and $0.2 million related to various other environmental incidents as of December 31, 2012 and 2011, respectively.

The Company is obligated under several noncancellable operating leases covering its facilities and equipment (primarily locomotives, trailers, and office and computer equipment). The lease terms are from one to ten years.

Future minimum payments under the leases, including applicable sales tax, are as follows (in thousands):

2013	$9,750
2014	9,348
2015	9,176
2016	3,491
2017	2,816
Thereafter	3,303

$37,884

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

12. Customers

The Company’s aggregate business represents approximately 15% of total revenues for the year ended December 31, 2012.  The top three aggregate customers represent approximately 11%, 11% and 13% of the Railway’s total revenues for the years ended December 31, 2012, 2011 and 2010, respectively.  The Railway’s revenues are affected by the demand for aggregate material, primarily in Florida, and the ability of these customers to supply, efficiently and effectively, this natural raw material. In addition, outside of the three primary aggregate customers, one customer represents approximately 11% and 10% of total revenues for the years ended December 31, 2011, and 2010, respectively.  No single customer represented more than 10% of total revenues for the year ended December 31, 2012.

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

While there are no assurances, the Railway’s customers expect to have adequate reserves of minable aggregate material to satisfy demand in the foreseeable future. For the years ended December 31, 2012, 2011, and 2010, aggregate loads accounted for approximately $36.2 million, $25.7 million, and $27.1 million of freight revenue, respectively, or 16%, 13%, and 15%, respectively, of the Railway’s freight revenues.

13. Impairment of Assets

During the second quarter of 2011, the Company entered into a plan to dispose of certain locomotives that were under lease with RailAmerica. The Company had determined that these surplus locomotives were not expected to be placed back into service.  As a result, the Company recorded a charge of $2.8 million to adjust their carrying value to their fair value based on recent sales and current market conditions (level 2 fair value measurement).  The Company executed the sale in the third quarter of 2011 and received proceeds of $4.5 million.  There were no significant gains or losses since the recognition of impairment.

During the fourth quarter of 2011, the Company recorded additional impairment charges of $0.1 million related to trailers that were held for sale as of December 31, 2011.

During the fourth quarter of 2012, the Company reviewed the serviceable status of the hopper car fleet.  As a result of the review, the Company identified 227 hoppers that will no longer be used.  As a result, the Company recorded an impairment charge of $3.5 million to adjust their carrying value to their fair value (level 2 fair value measurement) based on current scrap value obtained from third-party price quotations.  Subsequent to year end, the Company received a formal release from applicable liens, however, has not yet disposed of the cars.  As a result, the Company classified these hopper cars as held for sale at December 31, 2012.

14. Track Maintenance Agreement

In the first quarter of 2011, the Company entered into a Track Maintenance Agreement with an unrelated third-party customer (the “Shipper”). Under the agreement, the Shipper paid for qualified railroad track maintenance expenditures during 2011 in exchange for the assignment of railroad track miles, which permits the Shipper to claim certain tax credits pursuant to Section 45G of the Internal Revenue Code. The Shipper paid $2.4 million for each of the two years ended December 31, 2011 and 2010, respectively, of maintenance expenditures. This amount is included in other expenses as a reduction to expense in the Consolidated Statement of Operations. The track maintenance tax credit was not renewed by tax credit reimbursement for 2012 and 2013.  However, as the extension was not passed until January 2013; no 45G maintenance reimbursement was reflected in the 2012 financial statements (see Note 16).

15. Port Activity

In October 2010, Miami-Dade County, owner of the Port of Miami, was awarded a $22.8 million federal grant under the U.S. Department of Transportation’s Transportation Investment Generating Economic Recovery II (“TIGER”) program to rehabilitate the port’s rail bridge and construct new rail facilities on port property (“on-port project”). These projects will enable cargo to be moved directly from the port’s facility to an inland distribution center and alleviate traffic congestion in and around the port. The Company plans to establish intermodal container rail service on its own rail line leading into the port at an estimated total cost of $18.3 million (“off-port project”). The Company signed an agreement with FDOT on January 24, 2011, in which FDOT will participate in funding of the “off-port project” and will reimburse the Company an estimated $9.1 million of the total cost. As of December 31, 2012, the Company had incurred approximately $18.3 million of capital expenditures project to date related to the Port Miami off-port project. Of this amount, the Company has reduced this capital expenditure by $9.1 million of grant proceeds. As of December 31, 2011, the Company had incurred approximately $14.4 million of capital expenditures project to date related to the Port Miami off-port project. Of this amount, the Company has reduced this capital expenditure by $7.2 million of grant proceeds.

On September 20, 2011, Miami-Dade County entered into a Rail Bridge Construction Agreement with the Company. Under this agreement, the Company is responsible for the administration of the construction work for the Bascule Bridge over Biscayne Bay which connects the Company’s Port Lead to the Port of Miami with spending not to exceed $6.6 million. The Company is reimbursed for all of the costs incurred. For the years ended December 31, 2012 and 2011, the Company incurred costs of $5.2 million and zero, respectively. As of December 31, 2012, the Company had an outstanding receivable of $2.7 million.

On January 31, 2012, the Company entered into a Port Everglades Intermodal Container Transfer Facility Lease and Operating Agreement with Broward County. The agreement was ratified by Broward County on March 20, 2012. The term of the agreement is 30 years with two 10-year options. The Agreement was subject to the closing of the SIB Loan with FDOT. The SIB Loan closed on September 26, 2012. The Agreement provides the Company the land needed for the Company to construct an intermodal facility to serve its domestic and international business segments. The total construction cost is approximately $53 million, $30 million of which will be funded through the SIB Loan, $18 million of which will be from a FDOT grant and the balance of $5 million from the Company’s capital budget. The Company has been awarded the entire $18 million FDOT grant as of December 31, 2012.  Upon project commencement, the Company will be reimbursed for half of the corresponding expenditures, not to exceed the $18 million FDOT grant.

16. Subsequent Events

As discussed above in the Long-Term Debt note above, (Note 7), the Standby Letter of Credit Collateral was issued on February 1, 2013 and reduced the ABL Availability to $27.0 million.

In fiscal 2011 and 2010, the Company had entered into a Track Maintenance Agreement with an unrelated third-party customer (the “Shippers”).  Under the agreement, the Shipper paid for qualified railroad tax maintenance expenditures during 2011 and 2010 in exchange for the assignment of railroad track miles, which permit the Shipper to claim certain tax credits pursuant to Section 45G of the Internal Revenue Code.  The Section 45G tax credit expired in 2012, subsequent to year-end, Congress extended the Section 45G tax credit for 2012 and 2013.  The Company reached an agreement with a third-party Shipper subsequent to year end to be reimbursed for $2.4 million of maintenance expenditures.  This amount will be included in other expenses as a reduction to expense in the Consolidated Statement of Operations in the first quarter of 2013.

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

The Consolidating Financial Statements herein present consolidating financial data for Holdings Corp. (on a parent only basis), FECR Corp. (on an issuer only basis), an elimination column for adjustments to arrive at the information for the parent company and subsidiaries on a consolidated basis and the parent company and subsidiaries on a consolidated basis as of December 31, 2012 and 2011 and for each of the three years ended December 31, 2012.

Condensed consolidating balance sheets as of December 31, 2012.

	Holdings Corp. (Parent)	FECR Corp. (Issuer)	Eliminations for Consolidation	Consolidation
Current assets:
Cash and cash equivalents	$34	$40,366	$—	$40,400
Restricted cash	—	126	—	126
Accounts receivable, net	—	34,380	—	34,380
Materials and supplies	—	3,574	—	3,574
Deferred income taxes	(271)	2,645	—	2,374
Prepaid and other current assets	1	2,476	—	2,477
Assets held for sale	—	1,839	—	1,839

Total current assets	(236)	85,406	—	85,170
Noncurrent assets:
Property, plant and equipment, less accumulated depreciation	—	772,429	—	772,429
Investments in affiliates	415,597	—	(415,597)	—
Investments in non-affiliates	—	74	—	74
Intangible assets, less accumulated amortization	—	220	—	220
Other assets	1,606	16,139	(2,641)	15,104

Total noncurrent assets	417,203	788,862	(418,238)	787,827

Total assets	$416,967	$874,268	$(418,238)	$872,997
Current liabilities:
Accounts payable and accrued expenses	$—	$42,193	$—	$42,193
Taxes payable	—	326	—	326
Deferred revenue	—	906	—	906
Other current liabilities	—	1,035	—	1,035

Total current liabilities	—	44,460	—	44,460
Deferred income taxes	(271)	25,109	—	24,838
Long-term debt	150,969	475,000	—	625,969
Other long-term liabilities	9,802	5,373	(2,641)	12,534

Total liabilities	160,500	549,942	(2,641)	707,801

Total stockholders’ (deficit) equity	256,467	324,326	(415,597)	165,196

Total liabilities and stockholders’ equity	$416,967	$874,268	$(418,238)	$872,997

Condensed consolidating balance sheets as of December 31, 2011.

	Holdings Corp. (Parent)	FECR Corp. (Issuer)	Eliminations for Consolidation	Consolidation
Current assets:
Cash and cash equivalents	$44	$30,861	$—	$30,905
Restricted cash	—	125	—	125
Accounts receivable, net	—	31,085	—	31,085
Materials and supplies	—	3,143	—	3,143
Deferred income taxes	(145)	2,828	—	2,683
Prepaid and other current assets	—	2,138	—	2,138
Assets held for sale	—	219	—	219

Total current assets	(101)	70,399	—	70,298
Noncurrent assets:
Property, plant and equipment, less accumulated depreciation	—	782,612	—	782,612
Investments in affiliates	415,598	—	(415,598)	—
Investments in non-affiliates	—	96	—	96
Intangible assets, less accumulated amortization	—	276	—	276
Other assets	1,956	17,242	(650)	18,548

Total noncurrent assets	417,554	800,226	(416,248)	801,532

Total assets	$417,453	$870,625	$(416,248)	$871,830
Current liabilities:
Accounts payable and accrued expenses	$6	$41,094	$—	$41,100
Taxes payable	—	6,936	—	6,936
Deferred revenue	—	3,855	—	3,855
Other current liabilities	—	1,107	—	1,107

Total current liabilities	6	52,992	—	52,998
Deferred income taxes	(145)	17,687	—	17,542
Long-term debt	134,854	475,000	—	609,854
Other long-term liabilities	7,068	6,257	(650)	12,675

Total liabilities	141,783	551,936	(650)	693,069

Total stockholders’ (deficit) equity	275,670	318,689	(415,598)	178,761

Total liabilities and stockholders’ equity	$417,453	$870,625	$(416,248)	$871,830

Condensed consolidating statement of operations for the year ended December 31, 2012.

	Holdings Corp. (Parent)	FECR Corp. (Issuer)	Eliminations for Consolidation	Consolidation
Operating revenue	$—	$246,823	$—	$246,823
Operating expenses:
Labor and benefits	—	48,585	—	48,585
Equipment rents	—	13,423	—	13,423
Purchased services	—	44,808	—	44,808
Fuel	—	30,449	—	30,449
Depreciation and amortization	—	27,013	—	27,013
Net loss on sale and impairment of assets	—	3,351	—	3,351
Other	—	26,174	—	26,174

Total operating expenses	—	193,803	—	193,803

Operating income	—	53,020	—	53,020

Interest expense (net of interest income)	(17,212)	(41,603)	—	(58,815)
Other expense	—	85	—	85

Gain (Loss) before income taxes	(17,212)	11,502	—	(5,710)
Provision for income taxes	—	7,604	—	7,604

Net income (loss)	$(17,212)	$3,898	$—	$(13,314)
Other comprehensive income (loss):
Actuarial loss associated with pension plan	$—	$(272)	$—	$(272)
Realized loss on sale of marketable securities	—	2	—	2
Comprehensive income (loss)	$(17,212)	$3,628	$—	$(13,584)

Condensed consolidating statement of operations for the year ended December 31, 2011.

	Holdings Corp. (Parent)	FECR Corp. (Issuer)	Eliminations for Consolidation	Consolidation
Operating revenue	$—	$213,305	$—	$213,305
Operating expenses:
Labor and benefits	—	46,622	—	46,622
Equipment rents	—	11,607	—	11,607
Purchased services	397	35,582	—	35,979
Fuel	—	28,787	—	28,787
Depreciation and amortization	—	27,249	—	27,249
Net loss on sale and impairment of assets	—	1,906	—	1,906
Other	—	26,158	—	26,158

Total operating expenses	397	177,911	—	178,308

Operating income	(397)	35,394	—	34,997

Interest expense (net of interest income)	(13,860)	(43,560)	—	(57,420)
Other expense	—	(44)	—	(44)

Loss before income taxes	(14,257)	(8,210)	—	(22,467)
Provision for income taxes	—	14,851	—	14,851

Net loss	$(14,257)	$(23,061)	$—	$(37,318)
Other comprehensive income (loss):
Actuarial loss associated with pension plan	$—	$(149)	$—	$(149)
Comprehensive income (loss)	$(14,257)	$(23,210)	$—	$(37,467)

Condensed consolidating statement of operations for the year ended December 31, 2010.

	Holdings Corp. (Parent)	FECR Corp. (Issuer)	Eliminations for Consolidation	Consolidation
Operating revenue	$—	$200,023	$—	$200,023
Operating expenses:
Labor and benefits	—	42,366	—	42,366
Equipment rents	—	11,231	—	11,231
Purchased services	—	33,214	—	33,214
Fuel	—	21,671	—	21,671
Depreciation and amortization	—	27,602	—	27,602
Other	—	20,927	—	20,927

Total operating expenses	—	157,011	—	157,011

Operating income	—	43,012	—	43,012

Interest expense (net of interest income)	—	(66,250)	—	(66,250)
Other expense	—	(368)	—	(368)

Loss before income taxes	—	(23,606)	—	(23,606)
Provision for income taxes	—	—	—	—

Net loss	$—	$(23,606)	$—	$(23,606)
Other comprehensive income (loss):
Actuarial loss associated with pension plan	$—	$(61)	$—	$(61)
Unrealized loss on sale of marketable securities held for sale	—	(6)	—	(6)
Comprehensive income (loss)	$—	$(23,673)	$—	$(23,673)

Condensed consolidating statement of cash flows for the year ended December 31, 2012.

	Holdings Corp. (Parent)	FECR Corp. (Issuer)	Eliminations for Consolidation	Consolidation
CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)	$(17,212)	$3,898	$—	$(13,314)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	—	27,013	—	27,013
Amortization of debt financing fees	632	2,909	—	3,541
Gain on sale and impairment of assets	—	3,351	—	3,351
Share-based compensation costs	—	1,690	—	1,690
Deferred taxes		7,604	—	7,604
Interest paid in kind	15,835	—	—	15,835
Other	—	—	—	—
Changes in operating assets and liabilities:
Restricted cash	—	(1)	—	(1)
Accounts receivable	—	(3,295)	—	(3,295)
Prepaid and other current assets	—	(339)	—	(339)
Materials and supplies	—	(361)	—	(361)
Other assets and deferred charges	(652)	(1,599)	2,641	390
Accounts payable and accrued expenses	(4)	1,097	—	1,093
Taxes payable	—	(6,610)	—	(6,610)
Deferred revenue	—	(2,949)	—	(2,949)
Other current liabilities	—	249	—	249
Other long-term liabilities	3,382	(1,152)	(2,641)	(411)

Net cash (used in) provided by operating activities	1,981	31,505	—	33,486

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of properties and equipment	—	(22,403)	—	(22,403)
Proceeds from disposition of assets	—	612	—	612

Net cash used in investing activities	—	(21,791)	—	(21,791)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of common stock outstanding	(1,991)	—	—	(1,991)
Financing costs	—	(209)	—	(209)

Net cash (used in) provided by financing activities	(1,991)	(209)	—	(2,200)

Net increase (decrease) in cash and cash equivalents	(10)	9,505	—	9,495
Cash and cash equivalents at beginning of period	44	30,861	—	30,905

Cash and cash equivalents at end of period	$34	$40,366	$—	$40,400

Supplemental cash flow information:
Cash paid for interest	$—	$38,574	$—	$38,574

Condensed consolidating statement of cash flows for the year ended December 31, 2011.

	Holdings Corp. (Parent)	FECR Corp. (Issuer)	Eliminations for Consolidation	Consolidation
CASH FLOW FROM OPERATING ACTIVITIES:
Net (loss)	$(14,257)	$(23,061)	$—	$(37,318)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	—	27,249	—	27,249
Amortization of debt financing fees	535	3,079	—	3,614
Gain on sale and impairment of assets	—	1,906	—	1,906
Share-based compensation costs	—	1,800	—	1,800
Deferred taxes	—	14,859	—	14,859
Interest paid in kind	6,906	—	—	6,906
Other	—	68	—	68
Changes in operating assets and liabilities:
Accounts receivable	—	(5,238)	—	(5,238)
Prepaid and other current assets	—	209	—	209
Materials and supplies	—	(293)	—	(293)
Other assets and deferred charges	4	(285)	650	369
Accounts payable and accrued expenses	6	18,477	—	18,483
Taxes payable	—	212	—	212
Deferred revenue	—	152	—	152
Other current liabilities	(6)	98	—	92
Other long-term liabilities	7,069	(3,994)	(650)	2,425

Net cash (used in) provided by operating activities	257	35,238	—	35,495

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of properties and equipment	—	(25,668)	—	(25,668)
Release of interest reserve account	—	4,008	—	4,008
Proceeds from disposition of assets	—	9,864	—	9,864

Net cash used in investing activities	—	(11,796)	—	(11,796)

CASH FLOWS FROM FINANCING ACTIVITIES:
Contribution to subsidiary from parent	(140,000)	140,000	—	—
Contribution from FECR Rail LLC	16,000	—	—	16,000
Payment on long-term debt	—	(601,185)	—	(601,185)
Proceeds from issuance of long-term debt	127,725	475,000	—	602,725
Purchase of common stock outstanding	(558)		—	(558)
Proceeds from issuance of preferred shares	125,000	—	—	125,000
Redemption of preferred share units (including interest paid)	(126,111)	—	—	(126,111)
Financing costs	(2,269)	(15,702)	—	(17,971)

Net cash (used in) provided by financing activities	(213)	(1,887)	—	(2,100)

Net increase (decrease) in cash and cash equivalents	44	21,555	—	21,599
Cash and cash equivalents at beginning of period	—	9,306	—	9,306

Cash and cash equivalents at end of period	$44	$30,861	$—	$30,905

Supplemental cash flow information:
Cash paid for interest	$1,111	$23,955	$—	$25,066

Condensed consolidating statement of cash flows for the year ended December 31, 2010.

	Holdings Corp. (Parent)	FECR Corp. (Issuer)	Eliminations for Consolidation	Consolidation
CASH FLOW FROM OPERATING ACTIVITIES:
Net (loss)	$—	$(23,606)	$—	$(23,606)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	—	27,602	—	27,602
Amortization of debt financing fees	—	5,000	—	5,000
Share-based compensation costs	—	782	—	782
Other	—	(53)	—	(53)
Changes in operating assets and liabilities:
Change in restricted cash	—	615	—	615
Accounts receivable	—	(753)	—	(753)
Prepaid and other current assets	—	(609)	—	(609)
Materials and supplies	—	183	—	183
Other assets and deferred charges	—	810	—	810
Accounts payable and accrued expenses	—	3,148	—	3,148
Taxes payable	—	(841)	—	(841)
Deferred revenue	—	3,307	—	3,307
Other current liabilities	—	(488)	—	(488)
Other long-term liabilities	—	6,839	—	6,839

Net cash (used in) provided by operating activities	—	21,936	—	21,936

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of properties and equipment	—	(16,009)	—	(16,009)
Funding of interest reserve account	—	(4,000)	—	(4,000)
Proceeds from sale of investment	—	14	—	14
Proceeds from disposition of assets	—	349	—	349

Net cash used in investing activities	—	(19,646)	—	(19,646)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on long-term debt	—	(175)	—	(175)
Financing costs	—	(1,051)	—	(1,051)

Net cash (used in) provided by financing activities	—	(1,226)	—	(1,226)

Net increase (decrease) in cash and cash equivalents	—	1,064	—	1,064
Cash and cash equivalents at beginning of period	—	8,242	—	8,242

Cash and cash equivalents at end of period	$—	$9,306	$—	$9,306

Supplemental cash flow information:
Cash paid for interest	$—	$58,798	$—	$58,798