Form 10-Q
period 2013-03-31
Florida East Coast Holdings Corp.
filed 2013-05-09
CIK 1519625

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013, or

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

N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐   No ☐*

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐   No ☒

As of May 9, 2013 there were 252,654 shares of the Registrant’s common stock outstanding.

*  The registrant is not subject to the filing requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”), but files reports with the Securities and Exchange Commission voluntarily, as required by the terms of its indentures. The registrant has filed all Exchange Act reports for the preceding 12 months.

EXPLANATORY NOTE

Unless the context indicates otherwise, the words (i) “Company,” “we,” “our,” and “us” refer collectively to Florida East Coast Holdings Corp. and its consolidated subsidiaries (including FECR Corp.), (ii) “FECR Corp.” refers to Florida East Coast Railway Corp. and its consolidated subsidiaries and predecessor entity, and (iii) “Holdings Corp.” refers to Florida East Coast Holdings Corp. on a stand-alone basis.

Holdings Corp. was incorporated on January 10, 2011. In January 2011, all of the equity interests in FECR Corp. were transferred from FECR Rail LLC to Holdings Corp., whereby Holdings Corp. became the direct parent of FECR Corp. Holdings Corp. is a holding company and has no direct operations or material assets other than its wholly owned interest in FECR Corp. All of Holdings Corp.’s operations are conducted through its subsidiaries. The only material differences between Holdings Corp. and FECR Corp. are the Senior PIK Toggle Notes issued by Holdings Corp. and its related accounts, including deferred financing costs, amortization, payment of interest and payment of taxes. Reclassifications in common stock and additional-paid-in capital have been made to the consolidated financial statements included in this Quarterly Report to reflect the capital structure of Holdings Corp. for the three months ended March 31, 2013. Where information or an explanation is provided that is substantially the same for each company, such information or explanation has been combined. Where information or an explanation is not substantially the same for each company, we have provided separate information and explanation. Pursuant to the indenture governing FECR Corp.’s outstanding notes, FECR Corp. is permitted to satisfy its reporting obligations under the indenture with respect to financial information relating to FECR Corp. by furnishing financial information relating to any direct or indirect parent company of FECR Corp. which becomes a guarantor of the notes on the terms and conditions set forth in the indenture. Holdings Corp. became a guarantor of FECR Corp.’s outstanding notes on March 14, 2012.

FLORIDA EAST COAST HOLDINGS CORP.

INDEX TO FORM 10-Q

QUARTER ENDED MARCH 31, 2013

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

FLORIDA EAST COAST HOLDINGS CORP.

CONSOLIDATED BALANCE SHEETS

(in thousands except for share amounts)

	March 31, 2013	December 31, 2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$35,606	$40,400
Restricted cash	126	126
Accounts receivable, net	39,285	34,380
Materials and supplies	4,460	3,574
Deferred income taxes	2,374	2,374
Prepaid and other current assets	4,655	2,477
Assets held for sale	915	1,839
Total current assets	87,421	85,170
Noncurrent assets:
Property, plant and equipment, less accumulated depreciation	771,384	772,429
Investments in non-affiliates	74	74
Intangible assets, less accumulated amortization	206	220
Other assets	14,177	15,104
Total noncurrent assets	785,841	787,827
Total assets	$873,262	$872,997
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$33,123	$42,193
Taxes payable	1,963	326
Deferred revenue	1,185	906
Other current liabilities	1,082	1,035
Total current liabilities	37,353	44,460
Deferred income taxes	26,080	24,838
Long-term debt	634,635	625,969
Other long-term liabilities	6,536	12,534
Total liabilities	704,604	707,801
Stockholders’ equity:
Series A Perpetual Preferred Stock, $0.01 par value, 1,000,000 shares authorized, 24,151 shares issued and outstanding as of March 31, 2013 and as of December 31, 2012	—	—
Series B Perpetual Preferred Stock, $0.01 par value, 150,000 shares authorized and none outstanding as of March 31, 2013 and December 31, 2012	—	—
Common stock, $0.01 par value, 1,000,000 shares authorized; 252,654 shares issued and outstanding as of March 31, 2013 and 252,106 shares issued and outstanding as of December 31, 2012	3	3
Additional paid-in capital	286,470	286,085
Accumulated deficit	(116,713)	(119,770)
Accumulated other comprehensive loss	(1,102)	(1,122)
Total stockholders’ equity	168,658	165,196
Total liabilities and stockholders’ equity	$873,262	$872,997

The accompanying notes are an integral part of the Consolidated Financial Statements.

FLORIDA EAST COAST HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2013	2012
Operating revenue	$68,766	$57,345
Operating expenses:
Labor and benefits	13,039	12,231
Purchased services	12,738	9,037
Fuel	8,410	7,891
Depreciation and amortization	6,662	6,664
Equipment rents	4,018	3,147
Net gain on sale and impairment of assets	(69)	(85)
Other	3,626	6,374
Total operating expenses	48,424	45,259
Operating income	20,342	12,086
Interest expense, net of interest income	(14,965)	(14,615)
Other income	51	2
Income (loss) before income taxes	5,428	(2,527)
Provision for income taxes	1,242	1,972
Net income (loss)	$4,186	$(4,499)

Comprehensive income (loss)	$4,207	$(4,487)

The accompanying notes are an integral part of the Consolidated Financial Statements.

FLORIDA EAST COAST HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2013	2012
CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)	$4,186	$(4,499)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	6,662	6,664
Amortization of debt financing fees	890	881
Share based compensation costs	383	502
Deferred taxes	1,242	1,972
Net gain on sale and impairment of assets	(69)	(85)
Interest paid in kind	8,592	7,701
Changes in operating assets and liabilities:
Accounts receivable	(4,407)	(1,646)
Prepaids and other current assets	(2,178)	(709)
Materials and supplies	(886)	(2,159)
Other assets and deferred charges	111	182
Accounts payable and accrued expenses	(9,070)	(12,982)
Taxes payable	1,637	(4,904)
Deferred revenue	278	(551)
Other current liabilities	47	172
Other long-term liabilities	(5,976)	(3,716)
Net cash provided by (used in) operating activities	1,442	(13,177)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of properties and equipment	(5,684)	(5,430)
Proceeds from disposition of assets	576	252
Net cash used in investing activities	(5,108)	(5,178)
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of common shares outstanding	(1,128)	(535)
Net cash used in financing activities	(1,128)	(535)
Net decrease in cash and cash equivalents	(4,794)	(18,890)
Cash and cash equivalents at beginning of period	40,400	30,905
Cash and cash equivalents at end of period	$35,606	$12,015

Supplemental cash flow information:
Cash paid for interest	$19,297	$19,277

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

• Florida East Coast Railway Corp. (also known as “Railway”) (a wholly owned subsidiary of Florida East Coast Holdings Corp.):

• Florida East Coast Railway, L.L.C., and its subsidiaries;

• FEC Highway Services, L.L.C.

FEC PEVT L.L.C. and FEC PEVT Corporation

On September 26, 2012, the Company, through its wholly owned subsidiaries, FEC PEVT, L.L.C., as borrower, and Florida East Coast Railway, L.L.C., as guarantor, entered into a State Infrastructure Bank loan (the “SIB Loan”) with the Florida Department of Transportation (“FDOT”), as lender (see additional information in Note 6). In conjunction with the SIB Loan, the Company formed FEC PEVT Corporation and FEC PEVT L.L.C. FEC PEVT L.L.C. is owned by Florida East Coast Railway, L.L.C. (99%) and FEC PEVT Corporation (1%). FEC PEVT Corporation is a wholly owned subsidiary of Florida East Coast Railway Corp. The newly formed entities are included in the Consolidated Financial Statements as discussed above.

2. Summary of Significant Accounting Policies

Principles of Consolidated Financial Statements

The accompanying Consolidated Financial Statements of the Company include all wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.  The Consolidated Financial Statements include all adjustments which are necessary for a fair presentation of the results for interim periods.  All such adjustments are of a normal recurring nature.

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

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Disclosures about Fair Value of Financial Instruments

ASC 825, Financial Instruments, requires disclosure of the fair value of certain financial instruments. Various inputs are considered when determining the fair values of financial instruments.  These inputs are summarized below:

•           Level 1 — observable market inputs that are unadjusted quoted prices for identical assets or liabilities in active markets

•           Level 2 — other significant observable inputs (including quoted prices for similar securities, interest rates, credit risk, etc.)

•           Level 3 — significant unobservable inputs (including the Company’s own assumptions in determining the fair value of financial instruments)

The following methods and assumptions were used to estimate the fair value of each class of financial instruments held by the Company:

•           Current assets: cash and cash equivalents, as reflected in the consolidated balance sheets, approximate fair value because of the short-term maturity of these instruments (Level 1 inputs).

•           Long-term debt: the fair value of the Company’s Senior Secured Notes and Senior PIK Toggle Notes is based on secondary market indicators (quoted market prices) at the date of measurement (Level 2 inputs).

The carrying amounts and estimated fair values of the Company’s financial instruments were as follows (in thousands):

	March 31, 2013
	Carrying Amount	Fair Value
Cash and cash equivalents	$35,606	$35,606
Senior Secured Notes	475,000	509,438
Senior PIK Toggle Notes	159,635	159,635

The Company had no Level 3 inputs as of March 31, 2013.

Accumulated Comprehensive Loss

Comprehensive loss is the changes in equity of an enterprise except those resulting from shareholder transactions. Accumulated other comprehensive loss consists of the following (in thousands):

March 31,
2013
Actuarial loss associated with pension plan	$(1,098)
Unrealized loss on marketable securities	(4)
Accumulated other comprehensive loss	$(1,102)

3. Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update to the Comprehensive Income Topic in the Accounting Standards Codifications (“ASC”). This update requires separate presentation of the components that are reclassified out of accumulated other comprehensive income either on the face of the financial statements or in the notes to the financial statements. This update also requires companies to disclose the income statement line items impacted by any significant reclassifications, such as the amortization of pension and other post-employment benefits adjustments. These items are required for both interim and annual reporting for public companies and became effective for the Company beginning with this

Quarterly Report on Form 10-Q.

4. Related-Party Transactions

Management and facility and equipment rents

The Company incurred net charges of $0.4 million and $0.2 million for management services and facility rents to affiliates of FECI for the three months ended March 31, 2013 and 2012, respectively. The net charges include management services related to our right-of-way and rents for space leased from FECI for office space. As of March 31, 2013 and December 31, 2012, the Company did not have an outstanding net receivable or payable from or to FECI.

In addition, the Company allocated net proceeds of zero and $0.3 million for management services, and facility and equipment rents to affiliates of RailAmerica, Inc. (“RailAmerica”) for the three months ended March 31, 2013, and 2012, respectively. RailAmerica was an entity partially owned by investment funds managed by affiliates of Fortress. The net charges include expenses for (1) services provided from time to time for certain reciprocal administrative services, including finance, accounting, human resources, information technology, purchasing and legal, (2) fees received related to leased locomotives rented to RailAmerica’s affiliated companies and (3) office space sub-leased to RailAmerica.  Subsequent to October 1, 2012, RailAmerica is no longer considered a related party, due to a change in ownership.

Effective June 1, 2011, the Company entered into an agreement with RailAmerica’s wholly-owned subsidiary, Atlas Road Construction, L.L.C., to provide engineering and construction services for the Port Miami project (see Note 11).  The Company incurred net charges of zero and $2.0 million for the three months ended March 31, 2013 and 2012, respectively.

The Company rents chassis equipment for ordinary business operations from TRAC Intermodal, an entity indirectly owned by funds managed by affiliates of Fortress. These rents are based on current market rates for similar assets. During the three months ended March 31, 2013 and 2012, the Company incurred net charges of $0.3 million and $0.2 million, respectively.  As of March 31, 2013 and December 31, 2012, the Company had an outstanding payable of $0.2 million and $0.1 million, respectively.

Lease of FECI’s rail yard

On January 24, 2011, the Company entered into an amended and restated rail yard lease, which, among other things: extends the date to vacate to December 31, 2035 (unless the Company elects not to renew the lease); commencing on January 1, 2011, provides for an annual rental fee of $4.5 million a year (subject to a 2.5% annual increase); provides the Company the right to purchase certain land from FECI at a mutually determined fair market value; provides FECI with the right to relocate the Company (at its expense) from such land to comparable property with competitive rental rates. The lease is cancellable by the Company after five years with a two year notice requirement. The Railway paid $1.3 million and $1.2 million for the rail yard base rent for the three months ended March 31, 2013 and 2012, respectively.

5. Income Taxes

It is more likely than not that a portion of the net operating loss carryforwards will expire unused.  Accordingly, the Company has recognized tax expense based on the results of the three months ended March 31, 2013.  As such, the Company recorded an income tax expense of $1.2 million and $2.0 million, for the three months ended March 31, 2013 and 2012, respectively.

A valuation allowance against deferred tax assets is required if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company established a valuation allowance of $51.4 million and $52.5 million as of March 31, 2013 and December 31, 2012, respectively, to reduce deferred tax assets to their expected realizable value.

The Company has net operating loss carryforwards as of March 31, 2013, as follows:

• U. S.—$268.4 million (expiration periods: 2029—2035)

• Florida—$279.6 million (expiration periods: 2029—2035)

The Company recognizes interest and penalties related to uncertain tax positions in its provision for income taxes. As of March 31, 2013, the Company did not believe that it had any uncertain tax positions. As of December 31, 2012, the U.S. and Florida taxing jurisdiction remains open to examination for the years 2011, 2010, and 2009.

6. Long-Term Debt

Debt consisted of the following:

	March 31, 2013	December 31, 2012
	(in thousands)

Senior Secured Notes	475,000	475,000
Senior PIK Toggle Notes (net of original discount of $1,702)	159,635	150,969

Total debt	634,635	625,969
Less: Current maturities	—	—
Long-term debt, less current maturities	$634,635	$625,969

Interest expense was $10.5 million on the 8 1/8% Senior Secured Notes (the “Senior Secured Notes” or “8 1/8% Notes”) and $4.4 million on the Senior PIK Toggle Notes for the three months ended March 31, 2013.  Interest expense was $10.5 million on the Senior Secured Notes and $4.1 million on the Senior PIK Toggle Notes for the three months ended March 31, 2012.

In connection with the issuance of the Senior Secured Notes, FECR Corp. and certain of its subsidiaries also entered into the Asset-Based Lending (“ABL”) Facility that matures on January 25, 2015.  Availability on the ABL Facility as of March 31, 2013 was $30.0 million and was undrawn.

The Senior Secured Notes are secured by first-priority liens on substantially all of the tangible and intangible assets of FECR Corp. and its subsidiary guarantors’ (other than the ABL collateral securing the ABL Facility and other than the collateral securing the SIB Loan) and a second-priority lien on ABL collateral and SIB Loan collateral. The guarantors are defined primarily as existing and future wholly owned domestic restricted subsidiaries. FECR Corp. may redeem up to 10% of the aggregate principal amount of the Senior Secured Notes issued during any 12-month period commencing on the issue date and ending on the third anniversary thereof at a price equal to 103% of the principal amount thereof plus accrued and unpaid interest, if any. FECR Corp. may also redeem some or all of the Senior Secured Notes at any time before February, 2014 at a price equal to 100% of the aggregate principal amount thereof plus a make-whole premium. In addition, prior to February 1, 2014, FECR Corp. may redeem up to 35% of the Senior Secured Notes at a redemption price of 108.125% of the aggregate principal amount thereof with the proceeds from an equity offering. Subsequent to February 1, 2014, FECR Corp. may redeem the Senior Secured Notes at 104.063% of their principal amount. The premium then reduces to 102.031% commencing on February 1, 2015 and then 100% on February 1, 2016 and thereafter.

The ABL Facility and indenture governing the Senior Secured Notes contain various covenants and restrictions that limit FECR Corp. and its restricted subsidiaries’ ability to incur additional indebtedness, pay dividends, make certain investments, sell or transfer certain assets, create liens, designate subsidiaries as unrestricted subsidiaries, consolidate, merge or sell substantially all the assets, and enter into certain transactions with affiliates. It is anticipated that proceeds from any future borrowings will be used for general corporate purposes.

Shareholder Contribution of FECR Rail LLC

In January and February 2011, FECR Rail LLC contributed an aggregate $16.0 million to the Company.

The proceeds of the sale of the Series B Perpetual Preferred Stock and $15.0 million of the FECR Rail LLC contribution to the Company were further contributed to FECR Corp. This contribution of $140.0 million together with the proceeds of the issuance of the Senior Secured Notes were used to repay an amount outstanding of approximately $601.2 million under the former credit facility owed by FECR Corp., to pay certain fees and expenses incurred in connection with the offering of the 8 1/8% Notes, and for general corporate purposes.

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

The net proceeds of the issuance of the Senior PIK Toggle Notes were used to redeem the Company’s Series B Perpetual Preferred Stock for the carrying value of $125.0 million and accrued interest of $1.1 million. As a result, none of the Series B Perpetual Preferred Stock remains issued and outstanding.

The Senior Secured Notes and Senior PIK Toggle Notes will mature in fiscal 2017.

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

The SIB Loan is fully and unconditionally guaranteed by the Florida East Coast Railway, L.L.C. In addition, as a condition to making the SIB Loan, FDOT required a first priority lien on certain fixtures (including rail trackage) and equipment included in the collateral securing the Senior Secured Notes. The SIB Loan specifically excludes land, rail equipment and motor vehicles from its lien. As a condition to FDOT making the first loan disbursement under the SIB Loan, FEC PEVT, L.L.C. was required to post as additional collateral through July 1, 2017, a standby letter of credit in the amount of $3.0 million payable to FDOT, as beneficiary (the “Standby Letter of Credit Collateral”). On February 1, 2013, the Company posted the Standby Letter of Credit Collateral by accessing the letter of credit line of the ABL Facility, reducing availability for cash withdrawal under the ABL Facility to $27.0 million. The SIB Loan permits FEC PEVT, L.L.C, in lieu of posting the Standby Letter of Credit Collateral, at any time upon prior notice, to either pay down the principal of the SIB Loan by $3 million or substitute cash collateral.

7. Preferred Stock

The Company has 24,151 shares of Series A Redeemable Preferred Stock (the “preferred shares”) issued and outstanding. These preferred shares are held by FECR Rail LLC.  Dividends accumulate at the rate of 15% per annum, subject to limitations on distributions by the Company imposed by the terms of any financing, swap, or other agreement. The Company was able to redeem in whole or in part the preferred shares at any time.

As of March 31, 2013 and December 31, 2012, the total unpaid preferred yield was $8.7 million and $7.5 million, respectively.

8. Share-Based Compensation

In February 2013, the Company granted 237 restricted share units (“RSUs”) with respect to shares of common stock, par value $0.01 to certain executive officers.  The fair value at grant date was $0.5 million and the shares vest over a three-year term.  The grant date fair value of the restricted shares is based upon the market value of the Company’s common stock as of the quarterly evaluation.  Each restricted stock unit represents the right to receive one share of common stock.

The Company issued 548 shares of common stock for the three months ended March 31, 2013 resulting from the vesting of RSU awards granted in previous fiscal years.

Exemption from the registration requirements of the Securities Act of 1933, as amended (the “Act”), for the foregoing issuances is claimed under Section 4(2) of the Act and Regulation D promulgated thereunder. The foregoing issuances were compensatory in nature and were made without cost to the recipients, other than the provision of services.

Share-based compensation expenses for the three months ended March 31, 2013 and 2012 were $0.4 million and $0.5 million, respectively.

9. Commitments and Contingencies

The Company is the defendant and plaintiff in various lawsuits resulting from its operations. In the opinion of management, appropriate provisions have been made in the Consolidated Financial Statements for the estimated liability that is probable from disposition of such matters. The Company maintains comprehensive liability insurance for bodily injury and property claims, but is self-insured or maintains a significant self-insured retention for these exposures.

In September 2006, the Florida Department of Environmental Protection (“FDEP”) notified the Company and an adjacent property owner that they had been identified as potentially responsible parties (“PRPs”) as a result of an investigation into contaminated groundwater in Fort Pierce, Florida. As of March 31, 2013, and December 31, 2012, the Company had accrued $1.5 million and $1.5 million, respectively, related to the alleged contamination. Of the $1.5 million accrued at March 31, 2013, $0.2 million is expected to be paid over the next year.  FDEP and the Company agreed in April 2012 that the Company’s scope of testing is complete and the Company can initiate a pilot remediation of the property. The Company has completed a competitive review of remediation proposals and selected a contractor to begin the pilot in early 2013.

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

In addition, the Company had accrued approximately $0.2 million and $0.6 million related to various other environmental incidents as of March 31, 2013, and December 31, 2012, respectively.

10. Track Maintenance Agreement

The Company entered into a Track Maintenance Agreement with an unrelated third-party customer (the “Shipper”). Under the agreement, the Shipper paid for qualified railroad track maintenance expenditures during the fiscal year in exchange for the assignment of railroad track miles, which permits the Shipper to claim certain tax credits pursuant to Section 45G of the Internal Revenue Code. The track maintenance tax credit was not renewed until January 2013; however, the extension did include retroactive tax credit reimbursement for 2012 and 2013. Therefore, no 45G maintenance reimbursement was reflected in the 2012 financial statements.  For the three months ended March 31, 2013 and 2012, the Company has recorded $3.0 million and zero, respectively, of maintenance expenditures. This amount is included in other expenses as a reduction to expense in the Consolidated Statements of Operations and Comprehensive Income (Loss).  As of March 31, 2013, the Company has a net outstanding receivable of $0.6 million.

11. Port Activity

In October 2010, Miami-Dade County, owner of the Port of Miami, was awarded a $22.8 million federal grant under the U.S. Department of Transportation’s Transportation Investment Generating Economic Recovery II (“TIGER”) program to rehabilitate the port’s rail bridge and construct new rail facilities on port property (“on-port project”). In addition to the $22.8 million TIGER grant, an additional $2.3 million will be funded by Port Miami. These projects will enable cargo to be moved directly from the port’s facility to an inland distribution center and alleviate traffic congestion in and around the port. On September 20, 2011, Miami-Dade County entered into a Rail Bridge Construction Agreement with the Company. Under this agreement, the Company is responsible for the administration of the construction work for the Bascule Bridge over Biscayne Bay which connects the Company’s Port Lead to the Port of Miami. The Company is reimbursed for all of the costs incurred. For the three months ended March 31, 2013 and 2012, the Company incurred costs of $1.7 million and $0.5 million, respectively. As of March 31, 2013 and December 31, 2012, the Company had an outstanding receivable of $2.2 million and $2.7 million, respectively.

The Company plans to establish intermodal container rail service on its own rail line leading into the port at an estimated total cost of $18.3 million (“off-port project”). The Company signed an agreement with FDOT on January 24, 2011, in which FDOT will participate in funding of the “off-port project” and will reimburse the Company an estimated $9.1 million of the total cost. As of December 31, 2012, the Company had incurred approximately $18.3 million of capital expenditures related to the Port Miami off-port project. Of this amount, the Company has reduced this capital expenditure by $9.1 million with grant proceeds.

On January 31, 2012, the Company entered into a Port Everglades Intermodal Container Transfer Facility Lease and Operating Agreement with Broward County. The agreement was ratified by Broward County on March 20, 2012. The term of the agreement is 30 years with two 10-year options. The Agreement was subject to the closing of the SIB Loan with FDOT. The SIB Loan closed on September 26, 2012. The Agreement provides the Company the land needed for the Company to construct an intermodal facility to serve its domestic and international business segments. The total construction cost is approximately $53 million, $30 million of which will be funded through the SIB Loan, $18 million of which will be from a FDOT grant and the balance of $5 million from the Company’s capital budget. The Company has been awarded the entire $18 million FDOT grant as of December 31, 2012. Upon project commencement, the Company will be reimbursed for half of the corresponding expenditures, not to exceed the $18 million FDOT grant.  For the three months ended March 31, 2013 and 2012, the Company has incurred costs of $0.9 million and zero, respectively.  As of March 31, 2013 and December 31, 2012, the Company had an outstanding receivable of $0.4 million and zero, respectively.

12. Impairment of Assets

During the fourth quarter of 2012, the Company reviewed the serviceable status of the hopper car fleet. As a result of the review, the Company identified 227 hoppers that will no longer be used. As a result, the Company recorded an impairment charge of $3.5 million to adjust their carrying value to their fair value (Level 2 fair value measurement) based on current scrap value obtained from third-party price quotations.  As a result, the Company classified these hopper cars as held for sale at December 31, 2012.  The Company sold 114 hoppers during the first quarter of 2013 for $1.0 million.  As of March 31, 2013, the Company has an outstanding receivable of $0.5 million related to the sale of the hoppers.  The remaining hoppers are classified as held for sale as of March 31, 2013.

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

The Consolidating Financial Statements herein present consolidating financial data for Holdings Corp. (on a parent only basis), FECR Corp. (on an issuer only basis), an elimination column for adjustments to arrive at the information for the parent company and subsidiaries on a consolidated basis as of March 31, 2013 and December 31, 2012 and for the three months ended March 31, 2013 and 2012.

Consolidating balance sheets as of March 31, 2013.

	Holdings Corp. (Parent)	FECR Corp. (Issuer)	Eliminations for Consolidation	Consolidation
Current assets:
Cash and cash equivalents	$34	$35,572	$—	$35,606
Restricted cash	—	126	—	126
Accounts receivable, net	—	39,285	—	39,285
Materials and supplies	—	4,460	—	4,460
Deferred income taxes	(271)	2,645	—	2,374
Prepaid and other current assets	3	4,652	—	4,655
Assets held for sale	—	915	—	915

Total current assets	(234)	87,655	—	87,421
Noncurrent assets:
Property, plant and equipment, less accumulated depreciation	—	771,384	—	771,384
Investments in affiliates	415,598	—	(415,598)	—
Investments in non-affiliates	—	74	—	74
Intangible assets, less accumulated amortization	—	206	—	206
Other assets	1,517	16,432	(3,772)	14,177

Total noncurrent assets	417,115	788,096	(419,370)	785,841

Total assets	$416,881	$875,751	$(419,370)	$873,262
Current liabilities:
Accounts payable and accrued expenses	$2,823	$30,300	$—	$33,123
Taxes payable	—	1,963	—	1,963
Deferred revenue	—	1,185	—	1,185
Other current liabilities	—	1,082	—	1,082

Total current liabilities	2,823	34,530	—	37,353
Deferred income taxes	(271)	26,351	—	26,080
Long-term debt	159,635	475,000	—	634,635
Other long-term liabilities	3,773	6,535	(3,772)	6,536

Total liabilities	165,960	542,416	(3,772)	704,604

Total stockholders’ (deficit) equity	250,921	333,335	(415,598)	168,658

Total liabilities and stockholders’ equity	$416,881	$875,751	$(419,370)	$873,262

Consolidating balance sheets as of December 31, 2012.

	Holdings Corp. (Parent)	FECR Corp. (Issuer)	Eliminations for Consolidation	Consolidation
Current assets:
Cash and cash equivalents	$34	$40,366	$—	$40,400
Restricted cash	—	126	—	126
Accounts receivable, net	—	34,380	—	34,380
Materials and supplies	—	3,574	—	3,574
Deferred income taxes	(271)	2,645	—	2,374
Prepaid and other current assets	1	2,476	—	2,477
Assets held for sale	—	1,839	—	1,839

Total current assets	(236)	85,406	—	85,170
Noncurrent assets:
Property, plant and equipment, less accumulated depreciation	—	772,429	—	772,429
Investments in affiliates	415,597	—	(415,597)	—
Investments in non-affiliates	—	74	—	74
Intangible assets, less accumulated amortization	—	220	—	220
Other assets	1,606	16,139	(2,641)	15,104

Total noncurrent assets	417,203	788,862	(418,238)	787,827

Total assets	$416,967	$874,268	$(418,238)	$872,997

Current liabilities:
Accounts payable and accrued expenses	$—	$42,193	$—	$42,193
Taxes payable	—	326	—	326
Deferred revenue	—	906	—	906
Other current liabilities	—	1,035	—	1,035

Total current liabilities	—	44,460	—	44,460
Deferred income taxes	(271)	25,109	—	24,838
Long-term debt	150,969	475,000	—	625,969
Other long-term liabilities	9,802	5,373	(2,641)	12,534

Total liabilities	160,500	549,942	(2,641)	707,801

Total stockholders’ (deficit) equity	256,467	324,326	(415,597)	165,196

Total liabilities and stockholders’ equity	$416,967	$874,268	$(418,238)	$872,997

Consolidating statement of operations for the three months ended March 31, 2013.

	Holdings Corp. (Parent)	FECR Corp. (Issuer)	Eliminations for Consolidation	Consolidation
Operating revenue	$—	$68,766	$—	$68,766
Operating expenses:
Labor and benefits	—	13,039	—	13,039
Purchased services	—	12,738	—	12,738
Fuel	—	8,410	—	8,410
Depreciation and amortization	—	6,662	—	6,662
Equipment rents	—	4,018	—	4,018
Net gain on sale and impairment of assets	—	(69)	—	(69)
Other	—	3,626	—	3,626

Total operating expenses	—	48,424	—	48,424

Operating income	—	20,342	—	20,342

Interest expense (net of interest income)	(4,419)	(10,546)	—	(14,965)
Other income	—	51	—	51

Gain (loss) before income taxes	(4,419)	9,847	—	5,428
Provision for income taxes	—	1,242	—	1,242

Net income (loss)	$(4,419)	$8,605	$—	$4,186

Comprehensive income (loss)	$(4,419)	$8,626	$—	$4,207

Consolidating statement of operations for the three months ended March 31, 2012.

	Holdings Corp. (Parent)	FECR Corp. (Issuer)	Eliminations for Consolidation	Consolidation
Operating revenue	$—	$57,345	$—	$57,345
Operating expenses:
Labor and benefits	—	12,231	—	12,231
Purchased services	6	9,031	—	9,037
Fuel	—	7,891	—	7,891
Depreciation and amortization	—	6,664	—	6,664
Equipment rents	—	3,147	—	3,147
Net gain on sale and impairment of assets	—	(85)	—	(85)
Other	—	6,374	—	6,374

Total operating expenses	6	45,253	—	45,259

Operating income	(6)	12,092	—	12,086

Interest expense (net of interest income)	(4,150)	(10,465)	—	(14,615)
Other expense	—	2	—	2

Gain (Loss) before income taxes	(4,156)	1,629	—	(2,527)
Provision for income taxes	—	1,972	—	1,972

Net loss	$(4,156)	$(343)	$—	$(4,499)

Comprehensive loss	$(4,176)	$(311)	$—	$(4,487)

Consolidating statement of cash flows for the three months ended March 31, 2013.

	Holdings Corp. (Parent)	FECR Corp. (Issuer)	Eliminations for Consolidation	Consolidation
CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)	$(4,419)	$8,605	$—	$4,186
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	—	6,662	—	6,662
Amortization of debt financing fees	162	728	—	890
Share-based compensation costs	—	383	—	383
Deferred taxes	—	1,242	—	1,242
Gain on sale and impairment of assets	—	(69)	—	(69)
Interest paid in kind	8,592	—	—	8,592
Changes in operating assets and liabilities:
Accounts receivable	—	(4,407)	—	(4,407)
Prepaid and other current assets	(3)	(2,175)	—	(2,178)
Materials and supplies	—	(886)	—	(886)
Other assets and deferred charges	—	(1,021)	1,132	111
Accounts payable and accrued expenses	2,823	(11,893)	—	(9,070)
Taxes payable	—	1,637	—	1,637
Deferred revenue	—	278	—	278
Other current liabilities	—	47	—	47
Other long-term liabilities	(6,027)	1,183	(1,132)	(5,976)

Net cash provided by operating activities	1,128	314	—	1,442

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of properties and equipment	—	(5,684)	—	(5,684)
Proceeds from disposition of assets	—	576	—	576

Net cash used in investing activities	—	(5,108)	—	(5,108)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of common stock outstanding	(1,128)	—	—	(1,128)

Net cash used in financing activities	(1,128)	—	—	(1,128)

Net decrease in cash and cash equivalents	—	(4,794)	—	(4,794)
Cash and cash equivalents at beginning of period	34	40,366	—	40,400

Cash and cash equivalents at end of period	$34	$35,572	$—	$35,606

Supplemental cash flow information:
Cash paid for interest	$—	$19,297	$—	$19,297

Consolidating statement of cash flows for the three months ended March 31, 2012.

	Holdings Corp. (Parent)	FECR Corp. (Issuer)	Eliminations for Consolidation	Consolidation
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(4,156)	$(343)	$—	$(4,499)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	—	6,664	—	6,664
Amortization of debt financing fees	155	726	—	881
Share-based compensation costs	—	502	—	502
Deferred taxes	—	1,972	—	1,972
Gain on sale and impairment of assets	—	(85)	—	(85)
Interest paid in kind	7,701	—	—	7,701
Changes in operating assets and liabilities:
Accounts receivable	—	(1,646)	—	(1,646)
Prepaid and other current assets	(4)	(705)	—	(709)
Materials and supplies	—	(2,159)	—	(2,159)
Other assets and deferred charges	—	(353)	535	182
Accounts payable and accrued expenses	—	(12,982)	—	(12,982)
Taxes payable	—	(4,904)	—	(4,904)
Deferred revenue	—	(551)	—	(551)
Other current liabilities	—	172	—	172
Other long-term liabilities	(3,171)	(10)	(535)	(3,716)

Net cash (used in) provided by operating activities	525	(13,702)	—	(13,177)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of properties and equipment	—	(5,430)	—	(5,430)
Proceeds from disposition of assets	—	252	—	252

Net cash used in investing activities	—	(5,178)	—	(5,178)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of common stock outstanding	(535)	—	—	(535)

Net cash used in by financing activities	(535)	—	—	(535)

Net increase (decrease) in cash and cash equivalents	(10)	(18,880)	—	(18,890)
Cash and cash equivalents at beginning of period	44	30,861	—	30,905

Cash and cash equivalents at end of period	$34	$11,981	$—	$12,015

Supplemental cash flow information:
Cash paid for interest	$—	$19,277	$—	$19,277

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

This management’s discussion and analysis of financial condition and results of operations contains forward-looking statements that involve risks and uncertainties. You should read the following discussion in conjunction with our historical consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q and our annual consolidated financial statements and notes thereto included in our annual report on Form 10-K filed with the SEC on March 13, 2013. The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods, and our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those listed under “Risk Factors.”

Overview

We own and operate a premier 351-mile freight railroad along the east coast of Florida from Jacksonville to Miami. Our railroad is one of only two major freight railroads serving Florida. We operate at a high level of density, which means that we carry a high number of units per track mile. In 2012, we carried approximately 1,304 units per mainline track mile, which we believe is more than any of the Class I railroads in the United States.

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

We have direct access to the major south Florida ports of Miami, Everglades (Fort Lauderdale) and Palm Beach through which we transport intermodal containers. We believe that our unique positioning to these ports will help us continue our intermodal volume growth.

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

Managing Business Performance

We manage our business performance by attempting to (i) grow our freight and non-freight revenue, (ii) drive financial improvements through a variety of cost-savings initiatives, (iii) strive to utilize assets to maximum capacity will still supporting future growth, and (iv) continued focus on safety to lower the risks and costs associated with operating our business.

Changes in units and revenue per unit (“RPU”) have a direct impact on freight revenue.  Because we believe there is significant value in the premier, niche railroad that we operate with high efficiency, we will continue to focus on yield management efforts that reflect the value of our freight network.  This focus may allow us to improve our freight RPU. As a consequence, our operating ratio, which we define as total operating expenses divided by total operating revenues, continues to be a key metric which we evaluate. We deem operating ratio as an important metric to measure our operational performance, however, operating ratio is not a measure as defined under U.S. GAAP.

First Quarter 2013 Highlights

•                   Operating revenue increased $11.4 million driven by higher volume.

•                   Expenses increased $3.2 million mostly driven by purchased services.

•                   Operating income increased $8.3 million, or 68.3%, to $20.3 million.

•                   Operating ratio was a first quarter record of 70.4%.

	Three Months ended March 31,
	2013	2012
Volume	127,786	111,448

(dollars in thousands)
Revenue	$68,766	$57,345
Expenses	48,424	45,259
Operating income	$20,342	$12,086
Operating Ratio	70.4%	78.9%

Financial Results of Operations

Comparison of Operating Results for the Three Months Ended March 31, 2013 and 2012

Operating Revenue

The following table compares freight revenues, units, and average freight RPU for the periods indicated (in thousands, except units and RPU):

	Three Months ended March 31,
	Units*			Revenue			RPU
	2013	2012	% Var	2013	2012	% Var	2013	2012	% Var
Intermodal	93,567	89,438	5%	$40,706	$33,677	21%	$435	$377	15%
Crushed Stone (Aggregate)	22,592	11,803	91%	12,025	7,778	55%	532	659	(19)%
Food Products	2,984	2,608	14%	3,318	2,991	11%	1,112	1,147	(3)%
Motor Vehicles & Equipment	2,817	2,408	17%	3,837	3,161	21%	1,362	1,313	4%
Chemicals	1,255	1,076	17%	1,993	1,839	8%	1,588	1,709	(7)%
Other	4,571	4,115	11%	3,519	3,385	4%	770	823	(6)%
Carload Subtotal	34,219	22,010	55%	24,692	19,154	29%	722	870	(17)%
Total Freight Revenue	127,786	111,448	15%	65,398	52,831	24%	512	474	8%
Non-Freight				3,368	4,514	(25)%
Total Revenue				$68,766	$57,345	20%

* The units for 2012 have been restated to conform to the 2013 presentation. In June 2012, the Company made a policy change and began including certain Intermodal revenue empties in the unit count.  Excluding the volumes, Intermodal revenue per unit would have been $394.

Intermodal revenues were up due to both additional volume from new customers and increased business from current customers.   The increase in RPU was due to both mix of traffic and improved yield management.

Carload revenues were up driven mostly by volume.  This increase was primarily due to the net effect of the following:

•                   Crushed Stone (Aggregate) revenues increased primarily due the expansion of the Fort Lauderdale airport.

•                      Food Products revenues increased driven by additional volumes at one of our customer’s manufacturing facilities due to retooling at a separate facility not served by the Company.

•                   Motor Vehicles & Equipment revenues increased primarily due to a new multi-year contract that began in the fourth quarter of 2012.

•                   Chemicals revenues increased primarily due additional ethanol and liquid petroleum shipments.

•                   Other revenues increased due to additional coal shipments.

Non-freight revenues decreased due to the expiration of an administration fee that ended December 31, 2012.

Operating Expenses

The following table sets forth the operating revenue and expenses for our consolidated operations for the periods indicated (dollars in thousands):

	Three Months ended March 31,
	2013	2012	$ Variance
Operating revenue	$68,766	$57,345	$11,421
Operating expenses:
Labor and benefits	13,039	12,231	(808)
Purchased services	12,738	9,037	(3,701)
Diesel fuel	8,410	7,891	(519)
Depreciation and amortization	6,662	6,664	2
Equipment rents	4,018	3,147	(871)
Net gain on sale and impairment of assets	(69)	(85)	(16)
Other expenses	3,626	6,374	2,748
Total operating expenses	$48,424	$45,259	$(3,165)
Operating income	$20,342	$12,086	$8,256

Operating expenses increased to $48.4 million for the three months ended March 31, 2013, from $45.3 million for the three months ended March 31, 2012, an increase of $3.2 million, or 7%. Set forth below is additional detail regarding changes in our operating expenses:

•                   Labor and benefits increased due to higher incentive compensation earned as a result of increased company performance for the three months ended March 31, 2013, compared to the three months ended March 31, 2012.

•                   Purchased services increased mainly due to an amendment in contract terms with a major customer, coupled with an increase in lift costs due to increased volumes.

•                   Diesel fuel increased for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012. The increase in diesel fuel was primarily due to an increase in the average price of fuel.  The increase in the average price of fuel was offset by fuel efficiencies gained for the comparable periods.  The average price of fuel was $3.49 per gallon for the three months ended March 31, 2013 compared to the average price per gallon of $3.46 for the three months ended March 31, 2012.

•                   Depreciation and amortization remained relatively consistent for the comparable periods.

•                   Equipment rents increased mainly due to increased car hire expense, as well as increased rental expense associated with volumes.

•                   Net gain on sale and impairment of assets remained relatively consistent for the comparable periods.

•                   Other expenses decreased primarily due to the reinstatement of the track maintenance agreement reimbursement program (Internal Revenue Code Section 45G Tax Credit) of $3.0 million for the three months ended March 31, 2013, which was not in place for the three months ended March 31, 2012; this reduction was offset by increases in various expenses for the comparable periods.

Other Income (Expense)

Interest Expense (net of interest income). Interest expense increased $0.4 million, or 2.4%, to $15.0 million for the three months ended March 31, 2013 from $14.6 million for the three months ended March 31, 2012.  The increase in interest expense is due to the increase in the principal amount of the Senior PIK Toggle notes as a result of the interest payments that were paid in kind during 2012.

Other Income (Loss). Other income (loss) remained relatively consistent for the comparable periods.

Provision for Income Taxes. For the three months ended March 31, 2013, we believe that it is more likely than not that some of our net operating loss carryforwards will expire unused. Accordingly, we recognized tax expense based on the results of the three months ended March 31, 2013.  As such, the Company recorded an income tax expense of $1.2 million and $2.0 million, for the three months ended March 31, 2013 and 2012, respectively.

Liquidity and Capital Resources

The discussion of liquidity and capital resources that follows reflects our consolidated results and includes all of our subsidiaries. We have historically met our liquidity requirements primarily from cash generated from operations and borrowings under our credit agreements which are used to fund capital expenditures and debt service requirements. For the three months ended March 31, 2013, there was a net cash inflow from operations of $1.4 million, whereas for the three months ended March 31, 2012, there was a net cash outflow of $13.2 million.

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

•                   Borrowings and lines of credits, under which $475.0 million, principal amount of Senior Secured Notes, was outstanding, $159.6 million, principal amount of the Senior PIK Toggle Notes, and $27.0 million was available for borrowing under the ABL Facility as of March 31, 2013.  As of December 31, 2012, $626.0 million was outstanding and there were no funds drawn on the ABL Facility for the period then ended.

We expect that our cash flows from operations and existing credit facilities will be sufficient to meet our ongoing operating requirements, to fund capital expenditures for property, plant and equipment, and to satisfy our debt requirements. In addition, we closed the $30 million State Infrastructure Bank loan (the “SIB Loan”) on September 26, 2012. The purpose of the SIB Loan is to fund, in part, the costs associated with the Company’s construction of a new Florida East Coast Intermodal Transfer Facility (the “ICTF”) at Port Everglades which will serve the Company’s domestic and international segments. The ICTF is expected to cost $53 million to complete. Proceeds of the SIB Loan will be advanced by the Florida Department of Transportation (“FDOT”) as construction proceeds on the ICTF. The total construction costs of the ICTF are expected to be $53 million, $30 million of which will be funded by the SIB Loan, $18 million of which will be funded by a grant from FDOT, and the balance of $5 million from the Company’s capital budget. Our current projections of cash flows from operations and the availability of funds under our ABL Facility (as further described below) are expected to be sufficient to fund our maturing debt and contractual obligations in the next several years. No assurance, however, can be made that we will be able to meet our financing and liquidity needs as currently contemplated. See “Risk Factors—Risks Related to Our Indebtedness” in the Company’s most recent Annual Report on Form 10-K.

Holdings Corp. is a holding company and, therefore, depends upon the performance of and distributions from our subsidiaries to meet its debt service obligations (including interest payments) under the Senior PIK Toggle Notes. Legal and contractual restrictions in agreements governing current and future indebtedness, as well as the financial condition and operating requirements of our direct subsidiary, FECR Corp., may limit Holdings Corp.’s ability to obtain cash from FECR Corp. The indenture governing the 8 1/8% Notes and the ABL Facility contain covenants that restrict FECR Corp.’s ability to pay cash dividends and make other distributions or loans to Holdings Corp. The earnings from, or other available assets of, FECR Corp. may not be sufficient to pay dividends or make distributions or loans to enable Holdings Corp. to make payments in respect of the notes when such payments are due. In addition, even if such earnings were sufficient, we cannot assure you that the agreements governing the current and future indebtedness of FECR Corp. will permit FECR Corp. to provide us with sufficient dividends, distributions or loans to fund interest and principal payments on the notes when due. Holdings Corp. will be forced to accrue interest on a “paid-in-kind” basis, to the extent that distributions from FECR Corp. are not sufficient to fulfill the interest obligations under the Senior PIK Toggle Notes. Any interest accrued on a “paid-in-kind” basis will increase the overall cost of Holdings Corp.’s borrowings, as well as the cash ultimately required to fully satisfy Holdings Corp.’s obligations, under the Senior PIK Toggle Notes.

We have implemented capital spending programs designed to assure the ability to provide safe, efficient and reliable transportation services. For 2013, we anticipate that over half of the remaining estimated capital investments will be used to sustain core infrastructure. We will fund these capital investments through cash generated from operations.

The remaining capital investments are for locomotives, freight cars, technology and high return growth or productivity investments such as the new construction of the ICTF in Port Everglades which will serve the Company’s intermodal line of business.

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

Cash Flow Information for the Three Months ended March 31, 2013 and 2012

Operating Activities

Cash provided by operating activities was $1.4 million for the three months ended March 31, 2013 compared to cash used in operating activities of $13.2 million for the three months ended March 31, 2012. In 2012, a property tax payment was made that was not repeated in the first quarter of 2013 thereby showing an increase in cash provided by operating activities.  This increase was slightly offset by changes in working capital.

Financing Activities

Cash used in financing activities was $1.1 million for the three months ended March 31, 2013 compared to cash used in financing activities of $0.5 million for the three months ended March 31, 2012.  The increase in cash used in financing activities was primarily due to the purchase of common shares outstanding for the comparable periods.

Long-term Debt

On January 25, 2011, FECR Corp. sold $475.0 million of 8 1/8% Senior Secured Notes due 2017 (the “Senior Secured Notes” or “8 1/8% Notes”) in a private offering, for gross proceeds of $475.0 million.

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

The Senior Secured Notes are secured by first-priority liens on substantially all of the tangible and intangible assets of FECR Corp. and its subsidiary guarantors’ (other than the ABL collateral securing the ABL Facility and other than the collateral securing the SIB Loan) and a second-priority lien on ABL collateral and SIB Loan collateral. The guarantors are defined primarily as existing and future wholly owned domestic restricted subsidiaries. FECR Corp. may redeem up to 10% of the aggregate principal amount of the Senior Secured Notes issued during any 12-month period commencing on the issue date and ending on the third anniversary thereof at a price equal to 103% of the principal amount thereof plus accrued and unpaid interest, if any. FECR Corp. may also redeem some or all of the Senior Secured Notes at any time before February 2014 at a price equal to 100% of the aggregate principal amount thereof plus a make-whole premium. In addition, prior to February 1, 2014, FECR Corp. may redeem up to 35% of the Senior Secured Notes at a redemption price of 108.125% of the aggregate principal amount thereof with the proceeds from an equity offering. Subsequent to February 1, 2014, FECR Corp. may redeem the Senior Secured Notes at 104.063% of their principal amount. The premium then reduces to 102.031% commencing on February 1, 2015 and then 100% on February 1, 2016 and thereafter.

The ABL Facility and indenture governing the Senior Secured Notes contain various covenants and restrictions that limit FECR Corp. and its restricted subsidiaries’ ability to incur additional indebtedness, pay dividends, make certain investments, sell or transfer certain assets, create liens, designate subsidiaries as unrestricted subsidiaries, consolidate, merge or sell substantially all the assets, and enter into certain transactions with affiliates. It is anticipated that proceeds from any future borrowings will be used for general corporate purposes.

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

Senior PIK Toggle Notes

On February 11, 2011, Holdings Corp. sold $130.0 million of 10 1/2% / 11 1/4% Senior Payment in Kind Toggle Notes due 2017 (the “Senior PIK Toggle Notes”) in a private offering, for net proceeds of $127.7 million. The Senior PIK Toggle Notes are senior unsecured obligations that are not guaranteed by any of Holdings Corp.’s subsidiaries.

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

The net proceeds of the issuance of the Senior PIK Toggle Notes were used to redeem the Company’s Series B Perpetual Preferred Stock for the carrying value of $125.0 million and accrued interest of $1.1 million. As a result, none of the Series B Perpetual Preferred Stock remains issued and outstanding.

Covenants

The indentures governing the Senior PIK Toggle Notes, the 8 1/8% Notes and our ABL Facility contain certain covenants that limit and restrict us, and our restricted subsidiaries’ ability to, among other things, incur additional indebtedness; issue preferred and disqualified stock; purchase or redeem capital stock; make certain investments; pay dividends or make other payments on loans or transfer property; sell assets; enter into certain types of transactions with affiliates involving consideration in excess of $5.0 million; create liens on certain assets; and sell all, or substantially all, of our assets or merge with or into another company. In addition, if availability under the ABL Facility is below $7.5 million during any future period, FECR Corp. will be subject to a minimum fixed charge coverage ratio (as defined in the ABL Facility) of 1.1 to 1.0. As of March 31, 2013, the Company was in compliance with all debt covenants.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United Stated requires that management make estimates in reporting the amounts of certain assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and certain revenues and expenses during the reporting period. Actual results may differ from those estimates. Consistent with the prior year, significant estimates using management judgment are made for the following areas:

•                  casualty, environmental and legal reserves;

•                  depreciation policies for assets under the group-life method; and

•                  income taxes.

For further discussion of the Company’s critical accounting policies and estimates, see the Company’s most recent Annual Report on Form 10-K.  There were no material changes in the first fiscal quarter of 2013 regarding the Company’s critical accounting policies and estimates.

Forward-Looking Statements

This management’s discussion and analysis of financial condition and results of operations contains forward-looking statements that involve risks and uncertainties. You should read the following discussion in conjunction with our historical consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q and our annual consolidated financial statements and notes thereto included in our annual report on Form 10-K filed with the SEC on March 13, 2013. The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods, and our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those listed under “Risk Factors.”

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk from the information provided under Part II, Item 7A (Quantitative and Qualitative Disclosures about Market Risk) of the Company’s most recent Annual Report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

As of March 31, 2013, under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the CEO and CFO concluded that, as of March 31, 2013, the Company’s disclosure controls and procedures were effective at the reasonable assurance level in timely alerting them to material information required to be included in the Company’s periodic SEC reports. There were no changes in the Company’s internal controls over financial reporting during the first quarter of 2013 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Items 3 and 4 are not applicable and have been omitted.

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

ITEM 1A.             RISK FACTORS

In addition to the other information contained in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” in our most recent Annual Report on Form 10-K in evaluating our business, financial position, future results, and prospects. Although there have been no material changes to the risk factors described in the Annual Report on Form 10-K, the risks described therein are not the only risks facing our Company. Additional risks that we do not presently know or that we currently believe are not material could also materially adversely affect our business, financial position, future results and prospects.

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

For information regarding unregistered sales of equity securities and the use of proceeds, see Note 8 in the Consolidated Financial Statements herein.

ITEM 5. OTHER INFORMATION

On April 2, 2013, the Board of Directors of Florida East Coast Holdings Corp. (the “Company”) elected Melissa Westerman as Vice President and Controller of the Company. Ms. Westerman succeeds Kim Cooper as Vice President and Controller. Ms. Cooper resigned effective December 31, 2012.

Ms. Westerman, age 38, was the Assistant Vice President Capital Planning and Enterprise Risk Management and Assistant Controller at CSX Corporation, which is one of the nation’s leading rail-based transportation suppliers, from September 2004 through March 2013.  Additionally, she served in various corporate accounting roles at CSX Corporation from June 2001 to August 2004.  Prior to that, Ms. Westerman was with Arthur Andersen.  Ms. Westerman graduated from the University of Florida with both BS and Master’s degrees in Accounting and is a Certified Public Accountant.

There is no arrangement or understanding with any person pursuant to which Ms. Westerman was elected as Vice President and Controller. There are no family relationships between Ms. Westerman and any director or executive officer of the Company, and she is not a party to any transaction requiring disclosure under Item 404(a) of Regulation S-K. Ms. Westerman does not have a written employment agreement. She will receive an annual base salary commensurate with her duties and, as a participant in the Company’s annual incentive plan, is eligible for an annual bonus based on individual and Company performance.

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

FLORIDA EAST COAST HOLDINGS CORP.
Date: May 9, 2013	By:	/s/ John Brenholt
John Brenholt, Executive Vice President and
Chief Financial Officer
(on behalf of Registrant and as Principal
Financial Officer)