Form 10-Q
period 2013-06-30
Florida East Coast Holdings Corp.
filed 2013-07-30
CIK 1519625

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013, or

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

N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☐ *

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐  No ☒

As of July 30, 2013 there were 252,281 shares of the Registrant’s common stock outstanding.

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

Holdings Corp. was incorporated on January 10, 2011. In January 2011, all of the equity interests in FECR Corp. were transferred from FECR Rail LLC to Holdings Corp., whereby Holdings Corp. became the direct parent of FECR Corp. Holdings Corp. is a holding company and has no direct operations or material assets other than its wholly owned interest in FECR Corp. All of Holdings Corp.’s operations are conducted through its subsidiaries. The only material differences between Holdings Corp. and FECR Corp. are the Senior PIK Toggle Notes issued by Holdings Corp. and its related accounts, including deferred financing costs, amortization, payment of interest and payment of taxes. Reclassifications in common stock and additional-paid-in capital have been made to the consolidated financial statements included in this Quarterly Report to reflect the capital structure of Holdings Corp. for the three and six months ended June 30, 2013. Where information or an explanation is provided that is substantially the same for each company, such information or explanation has been combined. Where information or an explanation is not substantially the same for each company, we have provided separate information and explanation. Pursuant to the indenture governing FECR Corp.’s outstanding notes, FECR Corp. is permitted to satisfy its reporting obligations under the indenture with respect to financial information relating to FECR Corp. by furnishing financial information relating to any direct or indirect parent company of FECR Corp. which becomes a guarantor of the notes on the terms and conditions set forth in the indenture. Holdings Corp. became a guarantor of FECR Corp.’s outstanding notes on March 14, 2012.

FLORIDA EAST COAST HOLDINGS CORP.

INDEX TO FORM 10-Q

QUARTER ENDED JUNE 30, 2013

			Page
Part I.	Financial Information
	Item 1.	Financial Statements and Notes to Consolidated Financial Statements	4
	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	29
	Item 4.	Controls and Procedures	30

Part II.	Other Information
	Item 1.	Legal Proceedings	31
	Item 1A.	Risk Factors	32
	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33
	Item 3.	Defaults Upon Senior Securities	33
	Item 4.	Mine Safety Disclosures	33
	Item 5.	Other Information	33
	Item 6.	Exhibits	34
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

FLORIDA EAST COAST HOLDINGS CORP.

CONSOLIDATED BALANCE SHEETS

(in thousands except for share amounts)

	June 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$51,068	$40,400
Restricted cash	126	126
Accounts receivable, net	39,733	34,380
Materials and supplies	7,353	3,574
Deferred income taxes	2,374	2,374
Prepaid and other current assets	3,959	2,477
Assets held for sale	—	1,839
Total current assets	104,613	85,170
Noncurrent assets:
Property, plant and equipment, less accumulated depreciation	773,633	772,429
Investments in non-affiliates	74	74
Intangible assets, less accumulated amortization	192	220
Other assets	14,068	15,104
Total noncurrent assets	787,967	787,827
Total assets	$892,580	$872,997
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$47,966	$42,193
Taxes payable	3,691	326
Deferred revenue	934	906
Other current liabilities	1,491	1,035
Total current liabilities	54,082	44,460
Deferred income taxes	25,554	24,838
Long-term debt	634,978	625,969
Other long-term liabilities	6,541	12,534
Total liabilities	721,155	707,801
Stockholders’ equity:
Series A Perpetual Preferred Stock, $0.01 par value, 1,000,000 shares authorized, 24,151 shares issued and outstanding as of June 30, 2013 and as of December 31, 2012	—	—
Series B Perpetual Preferred Stock, $0.01 par value, 150,000 shares authorized and none outstanding as of June 30, 2013 and December 31, 2012	—	—
Common stock, $0.01 par value, 1,000,000 shares authorized; 252,281 shares issued and outstanding as of June 30, 2013 and 252,106 shares issued and outstanding as of December 31, 2012	3	3
Additional paid-in capital	286,931	286,085
Accumulated deficit	(114,428)	(119,770)
Accumulated other comprehensive loss	(1,081)	(1,122)
Total stockholders’ equity	171,425	165,196
Total liabilities and stockholders’ equity	$892,580	$872,997

The accompanying notes are an integral part of the Consolidated Financial Statements.

FLORIDA EAST COAST HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Operating revenue	$66,904	$58,499	$135,670	$115,844
Operating expenses:
Labor and benefits	13,618	11,922	26,657	24,153
Purchased services	12,409	11,401	25,147	20,437
Fuel	7,739	7,178	16,150	15,069
Depreciation and amortization	6,493	6,700	13,155	13,364
Equipment rents	3,898	3,187	7,916	6,334
Other	4,637	6,344	8,193	12,634
Total operating expenses	48,794	46,732	97,218	91,991
Operating income	18,110	11,767	38,452	23,853
Interest expense, net of interest income	(14,881)	(14,371)	(29,846)	(28,986)
Other income	4	77	55	79
Income (loss) before income taxes	3,233	(2,527)	8,661	(5,054)
Provision (benefit) for income taxes	(526)	1,563	716	3,535
Net income (loss)	$3,759	$(4,090)	$7,945	$(8,589)

Comprehensive income (loss)	$3,780	$(4,076)	$7,986	$(8,565)

The accompanying notes are an integral part of the Consolidated Financial Statements.

FLORIDA EAST COAST HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2013	2012
CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)	$7,945	$(8,589)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	13,155	13,364
Amortization of debt financing fees	1,784	1,762
Share based compensation costs	845	1,105
Deferred taxes	716	3,535
Interest paid in kind	1,432	7,701
Other	22	(94)
Changes in operating assets and liabilities:
Change in restricted cash	—	(1)
Accounts receivable	(4,538)	(1,435)
Prepaids and other current assets	(1,482)	(704)
Materials and supplies	(3,779)	(2,238)
Other assets	(596)	203
Accounts payable and accrued expenses	(1,363)	(3,923)
Accrued interest	7,136	—
Taxes payable	3,365	(3,316)
Deferred revenue	28	(1,358)
Other current liabilities	456	345
Other long-term liabilities	1,209	245
Net cash provided by operating activities	26,335	6,602
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of properties and equipment	(14,455)	(10,060)
Proceeds from disposition of assets	1,126	379
Net cash used in investing activities	(13,329)	(9,681)
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of common shares outstanding	(2,603)	(535)
Proceeds from issuance of long-term debt	265	—
Financing costs	—	(36)
Net cash used in financing activities	(2,338)	(571)
Net increase (decrease) in cash and cash equivalents	10,668	(3,650)
Cash and cash equivalents at beginning of period	40,400	30,905
Cash and cash equivalents at end of period	$51,068	$27,255

Supplemental cash flow information:
Cash paid for interest	$19,297	$19,277

The accompanying notes are an integral part of the Consolidated Financial Statements.

FLORIDA EAST COAST HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Description of the Business and Basis of Presentation

The accompanying Consolidated Financial Statements of Florida East Coast Holdings Corp. and its subsidiaries (the “Company” or “Holdings Corp.”) have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The Company’s rail transportation operations are conducted through its direct wholly owned subsidiary Florida East Coast Railway Corp. (“FECR Corp.”), and its indirect wholly owned subsidiaries, Florida East Coast Railway, L.L.C. and FEC Highway Services, L.L.C. (collectively, the “Railway”). The Railway operates a premiere Class II railroad along 351 miles of mainline track between Jacksonville and Miami, Florida, serving some of the most densely populated areas of Florida. Additionally, the Railway owns and operates approximately 270 miles of branch, switching and other secondary track and 115 miles of yard track, all within Florida. The Railway has the only private coastal right-of-way between Jacksonville and Miami and is the exclusive rail-service provider to the Port of Palm Beach, Port Everglades (Fort Lauderdale), and the Port of Miami.

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

•           Long-term debt: the fair value of the Company’s Senior Secured Notes and Senior Payment in Kind Toggle Notes (the “Senior PIK Toggle Notes”) is based on secondary market indicators (quoted market prices) at the date of measurement (Level 2 inputs).  The fair value of the SIB Loan is based on observable market inputs (Level 1 inputs) due to the drawdown occurring within the three months ended June 30, 2013.

The carrying amounts and estimated fair values of the Company’s financial instruments were as follows (in thousands):

	June 30, 2013
	Carrying Amount	Fair Value
Cash and cash equivalents	$51,068	$51,068
Senior Secured Notes	475,000	502,550
Senior PIK Toggle Notes	159,713	168,497
SIB Loan	265	265

The Company had no Level 3 inputs as of June 30, 2013.

Accumulated Comprehensive Loss

Comprehensive loss is the changes in equity of an enterprise except those resulting from shareholder transactions. Accumulated other comprehensive loss consists of the following (in thousands):

	June 30,	December 31,
	2013	2012
Actuarial loss associated with pension plan	$(1,077)	$(1,118)
Unrealized loss on marketable securities	(4)	(4)
Accumulated other comprehensive loss	$(1,081)	$(1,122)

3. Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update to the Comprehensive Income Topic in the Accounting Standards Codifications (“ASC”). This update requires separate presentation of the components that are reclassified out of accumulated other comprehensive income either on the face of the financial statements or in the notes to the financial statements. This update also requires companies to disclose the income statement line items impacted by any significant reclassifications, such as the amortization of pension adjustments. These items are required for both interim and annual reporting for public companies and became effective for the Company beginning with the Quarterly Report on Form 10-Q for the three month period ending March 31, 2013.

4. Related-Party Transactions

Management and facility and equipment rents

The Company incurred net charges of $0.4 million and $0.4 million for facility rents to affiliates of FECI for the three months ended June 30, 2013 and 2012, respectively. During the six months ended June 30, 2013 and 2012, the Company incurred net charges of $0.9 million and $0.8 million, respectively for facility rents to affiliates of FECI.  In addition, the Company allocated net proceeds of zero and $0.4 million for management services related to our right-of-way and for FECI’s passenger rail program for the three months ended June 30, 2013 and 2012, respectively.  The Company allocated net proceeds of $0.1 million and $0.7 million for management services related to our right-of-way and for FECI’s passenger rail program for the six months ended June 30, 2013 and 2012, respectively.  As of June 30, 2013 and December 31, 2012, the Company did not have an outstanding net receivable or payable from or to FECI.

In addition, the Company allocated net proceeds of zero and $0.4 million for management services, and facility and equipment rents to affiliates of RailAmerica, Inc. (“RailAmerica”) for the three months ended June 30, 2013, and 2012, respectively.  During the six months ended June 30, 2013 and 2012, the Company allocated net proceeds of zero and $0.7 million, respectively.  Subsequent to October 1, 2012, RailAmerica is no longer considered a related party, due to a change in ownership.

Effective June 1, 2011, the Company entered into an agreement with RailAmerica’s wholly-owned subsidiary, Atlas Road Construction, L.L.C., to provide engineering and construction services for the Port Miami project (see Note 11).  The Company incurred net charges of zero and $0.2 million for the three months ended June 30, 2013 and 2012, respectively.  For the six months ended June 30, 2013 and 2012, the Company incurred net charges of zero and $2.2 million, respectively.

The Company rents chassis equipment for ordinary business operations from TRAC Intermodal, an entity indirectly owned by funds managed by affiliates of Fortress. These rents are based on current market rates for similar assets. During the three months ended June 30, 2013 and 2012, the Company incurred net charges of $0.2 million and $0.1 million, respectively.  For the six months ended June 30, 2013 and 2012, the Company incurred net charges of $0.5 million and $0.3 million, respectively.  As of June 30, 2013 and December 31, 2012, the Company had an outstanding payable of $0.2 million and $0.1 million, respectively.

Lease of FECI’s rail yard

On January 24, 2011, the Company entered into an amended and restated rail yard lease, which, among other things: extends the date to vacate to December 31, 2035 (unless the Company elects not to renew the lease); commencing on January 1, 2011, provides for an annual rental fee of $4.5 million a year (subject to a 2.5% annual increase); provides the Company the right to purchase certain land from FECI at a mutually determined fair market value; provides FECI with the right to relocate the Company (at its expense) from such land to comparable property with competitive rental rates. The lease is cancellable by the Company after five years with a two year notice requirement. The Railway paid $1.3 million and $1.3 million for the rail yard base rent for the three months ended June 30, 2013 and 2012, respectively.  During the six months ended June 30, 2013 and 2012, the Company paid $2.5 million and $2.5 million, respectively, in rail yard base rent.

5. Income Taxes

It is more likely than not that a portion of the net operating loss carryforwards will expire unused.  The Company recorded an income tax benefit of $0.5 million and an expense of $1.6 million, for the three months ended June 30, 2013 and 2012, respectively.  For the six months ended June 30, 2013 and 2012, the Company recorded income tax expense of $0.7 million and $3.5 million, respectively.  The difference between the statutory rate and the effective rate is primarily driven by the change in the valuation allowance for the three and six month periods ending June 30, 2013 and 2012, respectively.

A valuation allowance against deferred tax assets is required if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company established a valuation allowance of $48.2 million and $52.5 million as of June 30, 2013 and December 31, 2012, respectively, to reduce deferred tax assets to their expected realizable value.

The Company has net operating loss carryforwards as of June 30, 2013, as follows:

• U. S.—$282.6 million (expiration periods: 2029—2035)

• Florida—$293.9 million (expiration periods: 2029—2035)

The Company recognizes interest and penalties related to uncertain tax positions in its provision for income taxes. As of June 30, 2013, the Company did not believe that it had any uncertain tax positions. As of December 31, 2012, the U.S. and Florida taxing jurisdiction remains open to examination for the years 2011, 2010, and 2009.

6. Long-Term Debt

Debt consisted of the following:

	June 30, 2013	December 31, 2012
	(in thousands)

Senior Secured Notes	$475,000	$475,000
Senior PIK Toggle Notes (net of original discount of $1,624)	159,713	150,969
SIB Loan	265	—

Total debt	634,978	625,969
Less: Current maturities	—	—
Long-term debt, less current maturities	$634,978	$625,969

Interest expense was $10.5 million on the 8 1/8% Senior Secured Notes (the “Senior Secured Notes” or “8 1/8% Notes”) and $4.4 million on the Senior PIK Toggle Notes for the three months ended June 30, 2013.  Interest expense was $21.0 million on the Senior Secured Notes and $8.8 million on the Senior PIK Toggle Notes for the six months ended June 30, 2013.  Interest expense was $10.2 million on the Senior Secured Notes and $4.2 million on the Senior PIK Toggle Notes for the three months ended June 30, 2012.  Interest expense was $20.6 million on the Senior Secured Notes and $8.4 million on the Senior PIK Toggle Notes for the six months ended June 30, 2012.

In connection with the issuance of the Senior Secured Notes, FECR Corp. and certain of its subsidiaries also entered into the Asset-Based Lending (“ABL”) Facility that matures on January 25, 2015.  Availability on the ABL Facility as of June 30, 2013 was $27.0 million available for cash withdrawal, plus an additional $3.0 million standby letter of credit.

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

In 2011, FECR Rail LLC contributed an aggregate $16.0 million to the Company.

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

Senior PIK Toggle Notes

On February 11, 2011, Holdings Corp. sold $130.0 million of 10 1/2 / 11 1/4% Senior PIK Toggle Notes due 2017 in a private offering, for net proceeds of $127.7 million. The Senior PIK Toggle Notes are senior unsecured obligations that are not guaranteed by any of Holdings Corp.’s subsidiaries.

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

The Senior Secured Notes and Senior PIK Toggle Notes will mature in fiscal 2017.

SIB Loan

On September 26, 2012, FEC PEVT, L.L.C., as borrower, and Florida East Coast Railway, L.L.C., as guarantor, each a wholly owned subsidiary of the Company, entered into the SIB Loan with FDOT. The SIB Loan provides for a loan of $30 million to fund, in part, the costs associated with the construction of a new Florida East Coast Intermodal Container Transfer Facility (the “ICTF”) in Port Everglades, Florida, which will serve the Company’s domestic and international business segments. Proceeds from the SIB Loan will be advanced by FDOT as construction proceeds on the ICTF and when the Company requests drawdown. The Company has borrowed $0.3 million under the SIB Loan for the three and six months ended June 30, 2013. The total construction cost of the ICTF construction project is approximately $53 million, $30 million of which will be funded through the SIB Loan, $18 million of which will be from a FDOT grant (the “FDOT Grant”) and the balance of $5 million from the Company’s capital budget. The Company has been awarded the entire FDOT Grant of $18 million as of December 31, 2012.

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

As of June 30, 2013 and December 31, 2012, the total unpaid preferred yield was $9.9 million and $7.5 million, respectively.

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

The Company issued 175 net shares of common stock for the six months ended June 30, 2013 resulting from the vesting of RSU awards granted in previous fiscal years.

Exemption from the registration requirements of the Securities Act of 1933, as amended (the “Act”), for the foregoing issuances is claimed under Section 4(2) of the Act and Regulation D promulgated thereunder. The foregoing issuances were compensatory in nature and were made without cost to the recipients, other than the provision of services.

Share-based compensation expenses for the three months ended June 30, 2013 and 2012 were $0.5 million and $0.6 million, respectively.  Share-based compensation expenses for the six months ended June 30, 2013 and 2012 were $0.8 million and $1.1 million, respectively.

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

In September 2006, the Florida Department of Environmental Protection (“FDEP”) notified the Company and an adjacent property owner that they had been identified as potentially responsible parties (“PRPs”) as a result of an investigation into contaminated groundwater in Fort Pierce, Florida. As of June 30, 2013, and December 31, 2012, the Company had accrued $1.5 million and $1.5 million, respectively, related to the alleged contamination.  Of the $1.5 million accrued at June 30, 2013, $0.2 million is expected to be paid over the next year.  FDEP and the Company agreed in April 2012 that the Company’s scope of testing is complete and the Company can initiate a pilot remediation of the property.  The Company has completed the selection of a contractor and the contractor has initiated the pilot in early 2013.

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

In addition, the Company had accrued approximately $0.3 million and $0.6 million related to various other environmental incidents as of June 30, 2013, and December 31, 2012, respectively.

These liabilities are accrued when estimable and probable in accordance with the Contingencies Topic in the ASC. Actual settlements and claims received could differ. The final outcome of these matters cannot be predicted with certainty. Considering the legal defenses currently available, the liabilities that have been recorded and other factors, it is the opinion of management that none of these items individually, when finally resolved, will have a material effect on the Company’s financial condition, results of operations or liquidity. Should a number of these items occur in the same period, however, they could have a material effect on the Company’s financial condition, results of operations or liquidity in that particular period.

10. Track Maintenance Agreement

The Company entered into a Track Maintenance Agreement with an unrelated third-party customer (the “Shipper”). Under the agreement, the Shipper paid for qualified railroad track maintenance expenditures during the fiscal year in exchange for the assignment of railroad track miles, which permits the Shipper to claim certain tax credits pursuant to Section 45G of the Internal Revenue Code. The track maintenance tax credit was not renewed until January 2013; however, the extension did include retroactive tax credit reimbursement for 2012 and 2013. Therefore, no 45G maintenance reimbursement was reflected in the 2012 financial statements.  For the three and six months ended June 30, 2013, the Company has recorded $1.1 million and $4.1 million, respectively, of maintenance expenditures. The $4.1 million recorded for the six months ended June 30, 2013, includes the credits earned for 2012 and 2013. This amount is included in other expenses as a reduction to expense in the Consolidated Statements of Operations and Comprehensive Income (Loss).  As of June 30, 2013, the Company has a net outstanding receivable of $1.7 million.

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

On September 20, 2011, Miami-Dade County entered into a Rail Bridge Construction Agreement with the Company. Under this agreement, the Company is responsible for the administration of the construction work for the Bascule Bridge over Biscayne Bay which connects the Company’s Port Lead to the Port of Miami. The Company is reimbursed for all of the costs incurred. For the three months ended June 30, 2013 and 2012, the Company incurred costs of zero and $1.1 million, respectively. For the six months ended June 30, 2013 and 2012, the Company incurred costs of $1.7 million and $1.6 million, respectively. As of June 30, 2013 and December 31, 2012, the Company had an outstanding receivable of $0.5 million and $2.7 million, respectively.

The TIGER grant also includes funding for the Port Rail Intermodal Apron (“apron”). This consists of construction of an intermodal apron running parallel to the full length of the tracks at Port Miami. The apron will include securing fencing, a radiation portal and inspection infrastructure, and crossing improvements. The Company will be reimbursed for all of the costs incurred. For the three months ended June 30, 2013 and 2012, the Company incurred costs of $0.4 million and zero, respectively. For the six months ended June 30, 2013 and 2012, the Company incurred costs of $0.4 million and zero, respectively. As of June 30, 2013 and December 31, 2012, the Company had an outstanding receivable of $0.4 million and zero, respectively.

The Company plans to establish intermodal container rail service on its own rail line leading into Port Miami at an estimated total cost of $18.3 million (“off-port project”). The Company signed an agreement with FDOT on January 24, 2011, in which FDOT will participate in funding of the “off-port project” and will reimburse the Company an estimated $9.1 million of the total cost. As of December 31, 2012, the Company had incurred approximately $18.3 million of capital expenditures related to the Port Miami off-port project. Of this amount, the Company has reduced this capital expenditure by $9.1 million with grant proceeds.

On March 15, 2011, the Company entered into an Assumption Agreement with Miami-Dade County. Under the agreement, the Company will perform track improvements in the Hialeah Yard to better accommodate current and future customers to include double stack containers coming from the Port of Miami. The Company will be reimbursed for all of the costs incurred. For the three months ended June 30, 2013 and 2012, the Company incurred costs of $0.4 million and zero, respectively. For the six months ended June 30, 2013 and 2012, the Company incurred costs of $0.4 million and zero, respectively. As of June 30, 2013 and December 31, 2012, the Company had an outstanding receivable of $0.4 million and zero, respectively.

On January 31, 2012, the Company entered into a Port Everglades Intermodal Container Transfer Facility Lease and Operating Agreement with Broward County. The agreement was ratified by Broward County on March 20, 2012. The term of the agreement is 30 years with two 10-year options. The Agreement was subject to the closing of the SIB Loan with FDOT. The SIB Loan closed on September 26, 2012. The Agreement provides the Company the land needed for the Company to construct an intermodal facility to serve its domestic and international business segments. The total construction cost is approximately $53 million, $30 million of which will be funded through the SIB Loan, $18 million of which will be from a FDOT grant and the balance of $5 million from the Company’s capital budget. The Company has been awarded the entire $18 million FDOT grant as of December 31, 2012. Upon project commencement, the Company will be reimbursed for half of the corresponding expenditures, not to exceed the $18 million FDOT grant.  For the three months ended June 30, 2013 and 2012, the Company has incurred costs of $4.8 million and zero, respectively.  For the six months ended June 30, 2013 and 2012, the Company has incurred costs of $5.7 million and zero, respectively.  As of June 30, 2013 and December 31, 2012, the Company had an outstanding receivable of $2.4 million and zero, respectively.

12. Impairment of Assets

During the fourth quarter of 2012, the Company reviewed the serviceable status of the hopper car fleet. The Company identified 227 hoppers that will no longer be used and recorded an impairment charge of $3.5 million to adjust their carrying value to their fair value (Level 2 fair value measurement) based on current scrap value obtained from third-party price quotations.  As a result, the Company classified these hopper cars as held for sale at December 31, 2012.  The Company sold 114 hoppers during the first quarter of 2013 for $1.0 million.  The remaining 113 hoppers were sold during the second quarter of 2013 for $0.8 million.  As of June 30, 2013, the Company has an outstanding receivable of $0.8 million related to the sale of the hoppers in the second quarter.

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

The Consolidating Financial Statements herein present consolidating financial data for Holdings Corp. (on a parent only basis), FECR Corp. (on an issuer only basis), an elimination column for adjustments to arrive at the information for the parent company and subsidiaries on a consolidated basis as of June 30, 2013 and December 31, 2012 and for the three and six months ended June 30, 2013 and 2012.

Consolidating balance sheets as of June 30, 2013.

	Holdings Corp. (Parent)	FECR Corp. (Issuer)	Eliminations for Consolidation	Consolidation
Current assets:
Cash and cash equivalents	$34	$51,034	$—	$51,068
Restricted cash	—	126	—	126
Accounts receivable, net	—	39,733	—	39,733
Materials and supplies	—	7,353	—	7,353
Deferred income taxes	(271)	2,645	—	2,374
Prepaid and other current assets	3	3,956	—	3,959

Total current assets	(234)	104,847	—	104,613
Noncurrent assets:
Property, plant and equipment, less accumulated depreciation	—	773,633	—	773,633
Investments in affiliates	415,598	—	(415,598)	—
Investments in non-affiliates	—	74	—	74
Intangible assets, less accumulated amortization	—	192	—	192
Other assets	1,429	17,886	(5,247)	14,068

Total noncurrent assets	417,027	791,785	(420,845)	787,967

Total assets	$416,793	$896,632	$(420,845)	$892,580
Current liabilities:
Accounts payable and accrued expenses	$7,059	$40,907	$—	$47,966
Taxes payable	—	3,691	—	3,691
Deferred revenue	—	934	—	934
Other current liabilities	—	1,491	—	1,491

Total current liabilities	7,059	47,023	—	54,082
Deferred income taxes	(271)	25,825	—	25,554
Long-term debt	159,713	475,265	—	634,978
Other long-term liabilities	5,247	6,541	(5,247)	6,541

Total liabilities	171,748	554,654	(5,247)	721,155

Total stockholders’ equity	245,045	341,978	(415,598)	171,425

Total liabilities and stockholders’ equity	$416,793	$896,632	$(420,845)	$892,580

Consolidating balance sheets as of December 31, 2012.

	Holdings Corp. (Parent)	FECR Corp. (Issuer)	Eliminations for Consolidation	Consolidation
Current assets:
Cash and cash equivalents	$34	$40,366	$—	$40,400
Restricted cash	—	126	—	126
Accounts receivable, net	—	34,380	—	34,380
Materials and supplies	—	3,574	—	3,574
Deferred income taxes	(271)	2,645	—	2,374
Prepaid and other current assets	1	2,476	—	2,477
Assets held for sale	—	1,839	—	1,839

Total current assets	(236)	85,406	—	85,170
Noncurrent assets:
Property, plant and equipment, less accumulated depreciation	—	772,429	—	772,429
Investments in affiliates	415,597	—	(415,597)	—
Investments in non-affiliates	—	74	—	74
Intangible assets, less accumulated amortization	—	220	—	220
Other assets	1,606	16,139	(2,641)	15,104

Total noncurrent assets	417,203	788,862	(418,238)	787,827

Total assets	$416,967	$874,268	$(418,238)	$872,997

Current liabilities:
Accounts payable and accrued expenses	$—	$42,193	$—	$42,193
Taxes payable	—	326	—	326
Deferred revenue	—	906	—	906
Other current liabilities	—	1,035	—	1,035

Total current liabilities	—	44,460	—	44,460
Deferred income taxes	(271)	25,109	—	24,838
Long-term debt	150,969	475,000	—	625,969
Other long-term liabilities	9,802	5,373	(2,641)	12,534

Total liabilities	160,500	549,942	(2,641)	707,801

Total stockholders’ equity	256,467	324,326	(415,597)	165,196

Total liabilities and stockholders’ equity	$416,967	$874,268	$(418,238)	$872,997

Consolidating statement of operations for the three months ended June 30, 2013.

	Holdings Corp. (Parent)	FECR Corp. (Issuer)	Eliminations for Consolidation	Consolidation
Operating revenue	$—	$66,904	$—	$66,904
Operating expenses:
Labor and benefits	—	13,618	—	13,618
Purchased services	—	12,409	—	12,409
Fuel	—	7,739	—	7,739
Depreciation and amortization	—	6,493	—	6,493
Equipment rents	—	3,898	—	3,898
Other	—	4,637	—	4,637

Total operating expenses	—	48,794	—	48,794

Operating income	—	18,110	—	18,110

Interest expense (net of interest income)	(4,401)	(10,480)	—	(14,881)
Other income	—	4	—	4

Income (loss) before income taxes	(4,401)	7,634	—	3,233
Benefit for income taxes	—	(526)	—	(526)

Net income (loss)	$(4,401)	$8,160	$—	$3,759

Comprehensive income (loss)	$(4,401)	$8,181	$—	$3,780

Consolidating statement of operations for the three months ended June 30, 2012.

	Holdings Corp. (Parent)	FECR Corp. (Issuer)	Eliminations for Consolidation	Consolidation
Operating revenue	$—	$58,499	$—	$58,499
Operating expenses:
Labor and benefits	—	11,922	—	11,922
Purchased services	(6)	11,407	—	11,401
Fuel	—	7,178	—	7,178
Depreciation and amortization	—	6,700	—	6,700
Equipment rents	—	3,187	—	3,187
Other	—	6,344	—	6,344

Total operating expenses	(6)	46,738	—	46,732

Operating income	6	11,761	—	11,767

Interest expense (net of interest income)	(4,224)	(10,147)	—	(14,371)
Other expense	—	77	—	77

Income (loss) before income taxes	(4,218)	1,691	—	(2,527)
Provision for income taxes	—	1,563	—	1,563

Net (loss) income	$(4,218)	$128	$—	$(4,090)

Comprehensive loss	$(4,218)	$(142)	$—	$(4,076)

Consolidating statement of operations for the six months ended June 30, 2013.

	Holdings Corp. (Parent)	FECR Corp. (Issuer)	Eliminations for Consolidation	Consolidation
Operating revenue	$—	$135,670	$—	$135,670
Operating expenses:
Labor and benefits	—	26,657	—	26,657
Purchased services	—	25,147	—	25,147
Fuel	—	16,150	—	16,150
Depreciation and amortization	—	13,155	—	13,155
Equipment rents	—	7,916	—	7,916
Other	—	8,193	—	8,193

Total operating expenses	—	97,218	—	97,218

Operating income	—	38,452	—	38,452

Interest expense (net of interest income)	(8,820)	(21,026)	—	(29,846)
Other income	—	55	—	55

Income (loss) before income taxes	(8,820)	17,481	—	8,661
Provision for income taxes	—	716	—	716

Net income (loss)	$(8,820)	$16,765	$—	$7,945

Comprehensive income (loss)	$(8,820)	$16,806	$—	$7,986

Consolidating statement of operations for the six months ended June 30, 2012.

	Holdings Corp. (Parent)	FECR Corp. (Issuer)	Eliminations for Consolidation	Consolidation
Operating revenue	$—	$115,844	$—	$115,844
Operating expenses:
Labor and benefits	—	24,153	—	24,153
Purchased services	—	20,437	—	20,437
Fuel	—	15,069	—	15,069
Depreciation and amortization	—	13,364	—	13,364
Equipment rents	—	6,334	—	6,334
Other	—	12,634	—	12,634

Total operating expenses	—	91,991	—	91,991

Operating income	—	23,853	—	23,853

Interest expense (net of interest income)	(8,374)	(20,612)	—	(28,986)
Other expense	—	79	—	79

Income (loss) before income taxes	(8,374)	3,320	—	(5,054)
Provision for income taxes	—	3,535	—	3,535

Net loss	$(8,374)	$(215)	$—	$(8,589)

Comprehensive loss	$(8,374)	$(191)	$—	$(8,565)

Consolidating statement of cash flows for the six months ended June 30, 2013.

	Holdings Corp. (Parent)	FECR Corp. (Issuer)	Eliminations for Consolidation	Consolidation
CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)	$(8,820)	$16,765	$—	$7,945
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	—	13,155	—	13,155
Amortization of debt financing fees	327	1,457	—	1,784
Share-based compensation costs	—	845	—	845
Deferred taxes	—	716	—	716
Interest paid in kind	1,432	—	—	1,432
Other	—	22	—	22
Changes in operating assets and liabilities:
Accounts receivable	—	(4,538)	—	(4,538)
Prepaid and other current assets	(2)	(1,480)	—	(1,482)
Materials and supplies	—	(3,779)	—	(3,779)
Other assets	—	(3,204)	2,608	(596)
Accounts payable and accrued expenses	—	(1,363)	—	(1,363)
Accrued interest	7,058	78	—	7, 136
Taxes payable	—	3,365	—	3,365
Deferred revenue	—	28	—	28
Other current liabilities	—	456	—	456
Other long-term liabilities	2,608	1,209	(2,608)	1,209

Net cash provided by operating activities	2,603	23,732	—	26,335

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of properties and equipment	—	(14,455)	—	(14,155)
Proceeds from disposition of assets	—	1,126	—	1,126

Net cash used in investing activities	—	(13,329)	—	(13,329)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of common stock outstanding	(2,603)	—	—	(2,603)
Proceeds from issuance of long-term debt	—	265	—	265

Net cash (used in) provided by financing activities	(2,603)	265	—	(2,338)

Net increase in cash and cash equivalents	—	10,668	—	10,668
Cash and cash equivalents at beginning of period	34	40,366	—	40,400

Cash and cash equivalents at end of period	$34	$51,034	$—	$51,068

Supplemental cash flow information:
Cash paid for interest	$—	$19,297	$—	$19,297

Consolidating statement of cash flows for the six months ended June 30, 2012.

	Holdings Corp. (Parent)	FECR Corp. (Issuer)	Eliminations for Consolidation	Consolidation
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(8,374)	$(215)	$—	$(8,589)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	—	13,364	—	13,364
Amortization of debt financing fees	314	1,448	—	1,762
Share-based compensation costs	—	1,105	—	1,105
Deferred taxes	—	3,535	—	3,535
Interest paid in kind	7,701	—	—	7,701
Other	—	(94)		(94)
Changes in operating assets and liabilities:
Change in restricted cash	—	(1)	—	(1)
Accounts receivable	—	(1,435)	—	(1,435)
Prepaid and other current assets	(2)	(702)	—	(704)
Materials and supplies	—	(2,238)	—	(2,238)
Other assets	(5)	(327)	535	203
Accounts payable and accrued expenses	(6)	(3,917)	—	(3,923)
Taxes payable	—	(3,316)	—	(3,316)
Deferred revenue	—	(1,358)	—	(1,358)
Other current liabilities	—	345	—	345
Other long-term liabilities	897	(117)	(535)	245

Net cash provided by operating activities	525	6,077	—	6,602

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of properties and equipment	—	(10,060)	—	(10,060)
Proceeds from disposition of assets	—	379	—	379

Net cash used in investing activities	—	(9,681)	—	(9,681)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of common stock outstanding	(535)	—	—	(535)
Financing costs	—	(36)	—	(36)

Net cash used in financing activities	(535)	(36)	—	(571)

Net decrease in cash and cash equivalents	(10)	(3,640)	—	(3,650)
Cash and cash equivalents at beginning of period	44	30,861	—	30,905

Cash and cash equivalents at end of period	$34	$27,221	$—	$27,255

Supplemental cash flow information:
Cash paid for interest	$—	$19,277	$—	$19,277

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

Managing Business Performance

We manage our business performance by attempting to (i) grow our freight and non-freight revenue, (ii) drive financial improvements through a variety of cost-savings initiatives, (iii) strive to utilize assets to maximum capacity while still supporting future growth, and (iv) continued focus on safety to lower the risks and costs associated with operating our business.

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

Second Quarter 2013 Highlights

•                    Operating revenue increased $8.4 million primarily driven by higher volume.

•                    Expenses increased $2.1 million mostly driven by labor & benefits and purchased services, partially offset by a reduction in other expenses.

•                    Operating income increased $6.3 million, or 53.9%, to $18.1 million.

•                    Operating ratio was a second quarter record of 72.9%.

	Three Months ended June 30,		Six Months ended June 30,
	2013	2012	2013	2012
Volume	117,925	109,513	$249,245	222,063

(dollars in thousands)
Revenue	$66,904	$58,499	135,670	$115,844
Expenses	48,794	46,732	97,218	91,991
Operating income	$18,110	$11,767	$38,452	$23,853
Operating Ratio	72.9%	79.9%	71.7%	79.4%

Financial Results of Operations

Comparison of Operating Results for the Three Months Ended June 30, 2013 and 2012

Operating Revenue

The following table compares freight revenues, units, and average freight RPU for the periods indicated (in thousands, except units and RPU):

	Three Months ended June 30,
	Units*			Revenue			RPU
	2013	2012	% Var	2013	2012	% Var	2013	2012	% Var
Intermodal	92,161	88,304	4%	$39,335	$36,142	9%	$427	$409	4%
Crushed Stone (Aggregate)	14,662	11,807	24%	9,104	7,525	21%	621	637	(3)%
Food Products	2,907	2,629	11%	3,250	3,014	8%	1,118	1,146	(2)%
Motor Vehicles & Equipment	2,388	1,896	26%	3,337	2,641	26%	1,397	1,393	—
Chemicals	1,431	1,077	33%	2,162	1,762	23%	1,511	1,636	(8)%
Other	4,376	3,800	15%	4,563	3,262	40%	1,043	858	22%
Carload Subtotal	25,764	21,209	21%	22,416	18,204	23%	870	858	1%
Total Freight Revenue	117,925	109,513	8%	61,751	54,346	14%	524	496	6%
Non-Freight				5,153	4,153	24%
Total Revenue				$66,904	$58,499	14%

* The units for 2012 have been restated to conform to the 2013 presentation. In June 2012, the Company made a policy change and began including certain Intermodal revenue empty container moves.

Intermodal revenues were up due to both additional volume from new customers and increased business from current customers.   The increase in RPU was due to improved yield management as the Company strived to price to the value of our service.

Carload revenues were up driven mostly by volume.  In addition, the Company received a retroactive rate increase for a carload customer. Carload revenue increased primarily due to:

•                    Crushed Stone (Aggregate) revenues increased primarily due to the expansion of the Fort Lauderdale airport.

•                       Food Products revenues increased driven by additional volumes at one of our customer’s manufacturing facilities due to retooling at a separate facility not served by the Company.

•                    Motor Vehicles & Equipment revenues increased primarily due to a new multi-year contract that began in the fourth quarter of 2012.

•                    Chemicals revenues increased primarily due to new business development, as well as increased volumes.

•                    Other revenues increased due to increased volumes for metal products.

Non-freight revenues increased due to the settlement of an agreement with a customer.

Operating Expenses

The following table sets forth the operating revenue and expenses for our consolidated operations for the periods indicated (dollars in thousands):

	Three Months ended June 30,
	2013	2012	$ Variance
Operating revenue	$66,904	$58,499	$8,406
Operating expenses:
Labor and benefits	13,618	11,922	(1,696)
Purchased services	12,409	11,401	(1,008)
Diesel fuel	7,739	7,178	(562)
Depreciation and amortization	6,493	6,700	208
Equipment rents	3,898	3,187	(712)
Other expenses	4,637	6,344	1,707
Total operating expenses	$48,794	$46,732	$(2,063)
Operating income	$18,110	$11,767	$6,343

Operating expenses increased to $48.8 million for the three months ended June 30, 2013, from $46.7 million for the three months ended June 30, 2012, an increase of $2.1 million, or 4%. Set forth below is additional detail regarding changes in our operating expenses:

•                    Labor and benefits increased due to additional headcount, as well as annual salary and benefit increases for the three months ended June 30, 2013, compared to the three months ended June 30, 2012.

•                    Purchased services increased mainly due to an increase in volume related activity.

•                    Diesel fuel increased for the three months ended June 30, 2013 as compared to the three months ended June, 2012. The increase in diesel fuel was primarily due to an increase in the volume of fuel used, partially offset by a reduction in fuel price for the comparable periods.  The average price of fuel was $3.24 per gallon for the three months ended June 30, 2013 compared to the average price per gallon of $3.35 for the three months ended June 30, 2012.

•                    Depreciation and amortization remained relatively consistent for the comparable periods.

•                    Equipment rents increased mainly due to increased car hire expense, as well as increased rental expense for leased containers associated with higher volumes.

•                    Other expenses decreased primarily due to the reinstatement of the track maintenance agreement reimbursement program (Internal Revenue Code Section 45G Tax Credit) of $1.1 million for the three months ended June 30, 2013, which was not in place for the three months ended June 30, 2012; as well as the favorable settlement of personal injury claims of $0.4 million and reductions on other expenses of $0.2 million.

Other Income (Expense)

Interest Expense (net of interest income). Interest expense increased $0.5 million, or 3.5%, to $14.9 million for the three months ended June 30, 2013 from $14.4 million for the three months ended June 30, 2012.  The increase in interest expense is due to the increase in the principal amount of the Senior PIK Toggle notes as a result of the interest payments that were paid in kind during 2012.

Other Income (Loss). Other income (loss) remained consistent for the comparable periods.

Provision for Income Taxes. For the three months ended June 30, 2013, we believe that it is more likely than not that some of our net operating loss carryforwards will expire unused. During the three months ended June 30, 2013, the Company recorded an income tax benefit of $0.5 million, which was primarily driven by book income during the quarter, the net impact of the expiration of certain net operating loss carryforwards and consideration of certain tax planning strategies for the quarter ended June 30, 2013.  During the three months ended June 30, 2012, the Company recorded an income tax expense of $1.6 million.

Comparison of Operating Results for the Six Months Ended June 30, 2013 and 2012

Operating Revenue

The following table compares freight revenues, units, and average freight RPU for the periods indicated (in thousands, except units and RPU):

	Six Months ended June 30,
	Units*			Revenue			RPU
	2013	2012	% Var	2013	2012	% Var	2013	2012	% Var
Intermodal	189,262	178,844	6%	$80,041	$69,819	15%	$423	$390	8%
Crushed Stone (Aggregate)	37,254	23,610	58%	21,129	15,303	38%	566	648	(13)%
Food Products	5,891	5,237	12%	6,568	6,005	9%	1,115	1,147	(3)%
Motor Vehicles & Equipment	5,205	4,304	21%	7,173	5,802	24%	1,378	1,348	2%
Chemicals	2,686	2,153	25%	4,155	3,601	15%	1,547	1,673	(8)%
Other	8,947	7,915	13%	8,083	6,647	22%	903	840	8%
Carload Subtotal	59,983	43,219	39%	47,108	37,358	26%	785	864	(9)%
Total Freight Revenue	249,245	222,063	12%	127,149	107,177	19%	510	483	6%
Non-Freight				8,521	8,667	(2)%
Total Revenue				$135,670	$115,844	17%

* The units for 2012 have been restated to conform to the 2013 presentation. In June 2012, the Company made a policy change and began including certain Intermodal revenue empty container moves.

Intermodal revenues were up due to both additional volume from new customers and increased business from current customers.   The increase in RPU was due to both mix of traffic and improved yield management as the Company strived to price to the value of our service.

Carload revenues were up driven mostly by volume.  In addition, the Company received a retroactive rate increase for a carload customer.  The increase was primarily due to:

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

•                    Chemicals revenues increased primarily due to new business development, as well as increased volumes.

•                    Other revenues increased due to increased volumes for metal products.

Non-freight revenues remained consistent for the comparable periods.

Operating Expenses

The following table sets forth the operating revenue and expenses for our consolidated operations for the periods indicated (dollars in thousands):

	Six Months ended June 30,
	2013	2012	$ Variance
Operating revenue	$135,670	$115,844	$19,826
Operating expenses:
Labor and benefits	26,657	24,153	(2,504)
Purchased services	25,147	20,437	(4,710)
Diesel fuel	16,150	15,069	(1,081)
Depreciation and amortization	13,155	13,364	209
Equipment rents	7,916	6,334	(1,582)
Other expenses	8,193	12,634	4,441
Total operating expenses	$97,218	$91,991	$(5,227)
Operating income	$38,452	$23,853	$14,599

Operating expenses increased to $97.2 million for the six months ended June 30, 2013, from $92.0 million for the six months ended June 30, 2012, an increase of $5.2 million, or 6%. Set forth below is additional detail regarding changes in our operating expenses:

•                    Labor and benefits increased due to additional headcount, as well as annual salary and benefit increases for the six months ended June 30, 2013, compared to the six months ended June 30, 2012.

•                    Purchased services increased mainly due to an amendment in contract terms with a major customer, coupled with an increase in lift costs due to increased volumes.

•                    Diesel fuel increased for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012. The increase in diesel fuel was primarily due to an increase in the volume of fuel used, partially offset by a reduction in fuel price for the comparable periods.  The average price of fuel was $3.38 per gallon for the six months ended June 30, 2013 compared to the average price per gallon of $3.41 for the six months ended June 30, 2012.

•                    Depreciation and amortization remained consistent for the comparable periods.

•                    Equipment rents increased mainly due to increased car hire expense, as well as increased rental expense for leased containers associated with higher volumes.

•                    Other expenses decreased primarily due to the reinstatement of the track maintenance agreement reimbursement program (Internal Revenue Code Section 45G Tax Credit) of $4.1 million for the six months ended June 30, 2013, which was not in place for the six months ended June 30, 2012; coupled with decreases in various expenses for the comparable periods.

Other Income (Expense)

Interest Expense (net of interest income). Interest expense increased $0.8 million, or 3%, to $29.8 million for the six months ended June 30, 2013 from $29.0 million for the six months ended June 30, 2012.  The increase in interest expense is due to the increase in the principal amount of the Senior PIK Toggle notes as a result of the interest payments that were paid in kind during 2012 and 2013.

Other Income (Loss). Other income (loss) remained relatively consistent for the comparable periods.

Provision for Income Taxes. For the six months ended June 30, 2013, we believe that it is more likely than not that some of our net operating loss carryforwards will expire unused. Accordingly, we recognized tax expense based on the results of the six months ended June 30, 2013.  As such, the Company recorded an income tax expense of $0.7 million and $3.5 million, for the six months ended June 30, 2013 and 2012, respectively.  The reduction in tax expense for the six months ended June 30, 2013 compared to 2012 is due to the utilization of net operating loss carryforwards as a result of improved operating results for the current year.

Liquidity and Capital Resources

The discussion of liquidity and capital resources that follows reflects our consolidated results and includes all of our subsidiaries. We have historically met our liquidity requirements primarily from cash generated from operations and borrowings under our credit agreements which are used to fund capital expenditures and debt service requirements. For the six months ended June 30, 2013 and 2012, there was a net cash inflow from operations of $26.3 million and $6.6 million, respectively.

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

•                    Borrowings and lines of credits, under which $475.0 million, principal amount of Senior Secured Notes, was outstanding, $159.7 million, principal amount of the Senior PIK Toggle Notes, $0.3 million, principal amount of the SIB Loan and

$27.0 million was available for borrowing under the ABL Facility as of June 30, 2013.  As of December 31, 2012, $626.0 million was outstanding under its borrowing facilities and there were no funds drawn on the ABL Facility for the period then ended.

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

Holdings Corp. is a holding company and, therefore, depends upon the performance of and distributions from our subsidiaries to meet its debt service obligations (including interest payments) under the Senior PIK Toggle Notes. Legal and contractual restrictions in agreements governing current and future indebtedness, as well as the financial condition and operating requirements of our direct subsidiary, FECR Corp., may limit Holdings Corp.’s ability to obtain cash from FECR Corp. The indenture governing the 8 1/8% Notes and the ABL Facility contain covenants that restrict FECR Corp.’s ability to pay cash dividends and make other distributions or loans to Holdings Corp. The earnings from, or other available assets of, FECR Corp. may not be sufficient to pay dividends or make distributions or loans to enable Holdings Corp. to make payments in respect of the notes when such payments are due. In addition, even if such earnings were sufficient, we cannot assure you that the agreements governing the current and future indebtedness of FECR Corp. will permit FECR Corp. to provide us with sufficient dividends, distributions or loans to fund interest and principal payments on the notes when due. Holdings Corp. will be forced to accrue interest on a “paid-in-kind” basis, to the extent that distributions from FECR Corp. are not sufficient to fulfill the interest obligations under the Senior PIK Toggle Notes. Any interest accrued on a “paid-in-kind” basis will increase the overall cost of Holdings Corp.’s borrowings, as well as the cash ultimately required to fully satisfy Holdings Corp.’s obligations, under the Senior PIK Toggle Notes.  We expect to pay $8.5 million in cash for the interest payment due on August 1, 2013.

We have implemented capital spending programs designed to assure the ability to provide safe, efficient and reliable transportation services. For 2013, we anticipate that over half of the remaining estimated capital investments will be used to sustain core infrastructure. We will fund these capital investments through cash generated from operations.

The remaining capital investments are for locomotives, freight cars, technology and high return growth or productivity investments such as the new construction of the ICTF in Port Everglades which will serve the Company’s growing intermodal line of business.

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

Cash Flow Information for the Six Months ended June 30, 2013 and 2012

Operating Activities

Cash provided by operating activities was $26.3 million for the six months ended June 30, 2013 compared to cash provided by operating activities of $6.6 million for the six months ended June 30, 2012. For the six months ended June 30, 2013, we had net income of $7.9 million, whereas for the six months ended June 30, 2012, we had a net loss of $8.6 million.  In addition, in 2012, a property tax payment was made that was not required in the first quarter of 2013 thereby showing an increase in cash provided by operating activities.  This increase was slightly offset by changes in working capital.

Investing Activities

Cash used in investing activities was $13.3 million for the six months ended June 30, 2013 compared to cash used in investing activities of $9.7 million for the six months ended June 30, 2012. The increase in cash used in investing activities of $3.6 million was primarily related to an increase in capital expenditures for various projects in 2013, mainly related to ties, bridges and undercutting projects, coupled with expenditures for the ICTF of approximately $4.4 million.  This increase in capital expenditures for the six months ended June 30, 2013, was partially offset by proceeds from the sale of assets of $0.8 million in 2013 related to the sale of hopper freight cars.

Financing Activities

Cash used in financing activities was $2.3 million for the six months ended June 30, 2013 compared to cash used in financing activities of $0.6 million for the six months ended June 30, 2012.  The increase in cash used in financing activities of $1.7 million was primarily due to the purchase of common shares outstanding for the comparable periods, partially offset by proceeds from the issuance of long-term debt related to the SIB Loan.

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

State Infrastructure Bank Loan

On September 26, 2012, FEC PEVT, L.L.C., as borrower, and Florida East Coast Railway, L.L.C., as guarantor, each a wholly owned subsidiary of the Company, entered into a SIB Loan with FDOT. The SIB Loan provides for a loan of $30 million to fund, in part, the costs associated with the construction of a new Florida East Coast ICTF in Port Everglades which will serve the Company’s domestic and international business segments. Proceeds of the SIB Loan will be advanced by FDOT as construction proceeds on the ICTF and the Company requests funds from FDOT.  Borrowings under the SIB Loan were $0.3 million for the three and six months ended June 30, 2013.  The total cost of the ICTF construction project is approximately $53 million, $30 million of which will be funded through the SIB Loan, $18 million of which will be from a FDOT grant (the “FDOT Grant”) and the balance of $5 million from the Company’s capital budget. The Company has been awarded the entire $18 million of the FDOT Grant as of December 31, 2012.

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

The Company could be subject to certain interest deduction limitations if the Senior PIK Toggle Notes were treated as “applicable high yield discount obligations” within the meaning of Section 163(i)(1) of the Internal Revenue Code, as amended. In order to avoid such treatment, the Company would be required to redeem for cash a portion of each Senior PIK Toggle Note then outstanding at the end of the accrual period ending August 1, 2016. The portion of a Senior PIK Toggle Note required to be redeemed is an amount equal to the excess of the accrued original issue discount as of the end of such accrual period, less the amount of interest paid in cash on or before such date, less the first-year yield (the issue price of the debt instrument multiplied by its yield to maturity). The redemption price for the portion of each Senior PIK Toggle Note so redeemed would be 100% of the principal amount of such portion plus any accrued interest on the date of redemption.  The Company elected to pay in cash the interest payment due on August 1, 2013 in the amount of $8.5 million.

The net proceeds of the issuance of the Senior PIK Toggle Notes were used to redeem the Company’s Series B Perpetual Preferred Stock for the carrying value of $125.0 million and accrued interest of $1.1 million. As a result, none of the Series B Perpetual Preferred Stock remains issued and outstanding.

Covenants

The indentures governing the Senior PIK Toggle Notes, the 8 1/8% Notes and our ABL Facility contain certain covenants that limit and restrict us, and our restricted subsidiaries’ ability to, among other things, incur additional indebtedness; issue preferred and disqualified stock; purchase or redeem capital stock; make certain investments; pay dividends or make other payments on loans or transfer property; sell assets; enter into certain types of transactions with affiliates involving consideration in excess of $5.0 million; create liens on certain assets; and sell all, or substantially all, of our assets or merge with or into another company. In addition, if availability under the ABL Facility is below $7.5 million during any future period, FECR Corp. will be subject to a minimum fixed charge coverage ratio (as defined in the ABL Facility) of 1.1 to 1.0. As of June 30, 2013, the Company was in compliance with all debt covenants.

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

•            depreciation policies for assets under the group-life method; and

•            income taxes.

For further discussion of the Company’s critical accounting policies and estimates, see the Company’s most recent Annual Report on Form 10-K.  There were no material changes in the second fiscal quarter of 2013 regarding the Company’s critical accounting policies and estimates.

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

ITEM 4. CONTROLS AND PROCEDURES

As of June 30, 2013, under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the CEO and CFO concluded that, as of June 30, 2013, the Company’s disclosure controls and procedures were effective at the reasonable assurance level in timely alerting them to material information required to be included in the Company’s periodic SEC reports. There were no changes in the Company’s internal controls over financial reporting during the second quarter of 2013 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Items 3, 4, and 5 are not applicable and have been omitted.

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

FLORIDA EAST COAST HOLDINGS CORP.
Date: July 30, 2013	By:	/s/ John Brenholt
John Brenholt, Executive Vice President and
Chief Financial Officer
(on behalf of Registrant and as Principal Financial Officer)