Form 10-Q
period 2013-09-30
Florida East Coast Holdings Corp.
filed 2013-10-31
CIK 1519625

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013, or

☐         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from            to

Commission file number 333-174112

Florida East Coast Holdings Corp.

(Exact name of registrant as specified in its charter)

Florida	27-4591805
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

7411 Fullerton Street, Suite 300, Jacksonville, Florida 32256

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

As of September 30, 2013 there were 252,281 shares of the Registrant’s common stock outstanding.

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

Holdings Corp. was incorporated on January 10, 2011. In January 2011, all of the equity interests in FECR Corp. were transferred from FECR Rail LLC to Holdings Corp., whereby Holdings Corp. became the direct parent of FECR Corp. Holdings Corp. is a holding company and has no direct operations or material assets other than its wholly owned interest in FECR Corp. All of Holdings Corp.’s operations are conducted through its subsidiaries. The only material differences between Holdings Corp. and FECR Corp. are the Senior PIK Toggle Notes issued by Holdings Corp. and its related accounts, including deferred financing costs, amortization, payment of interest and payment of taxes. Reclassifications in common stock and additional-paid-in capital have been made to the consolidated financial statements included in this Quarterly Report to reflect the capital structure of Holdings Corp. for the three and nine months ended September 30, 2013. Where information or an explanation is provided that is substantially the same for each company, such information or explanation has been combined. Where information or an explanation is not substantially the same for each company, we have provided separate information and explanation. Pursuant to the indenture governing FECR Corp.’s outstanding notes, FECR Corp. is permitted to satisfy its reporting obligations under the indenture with respect to financial information relating to FECR Corp. by furnishing financial information relating to any direct or indirect parent company of FECR Corp. which becomes a guarantor of the notes on the terms and conditions set forth in the indenture. Holdings Corp. became a guarantor of FECR Corp.’s outstanding notes on March 14, 2012.

FLORIDA EAST COAST HOLDINGS CORP.

INDEX TO FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2013

			Page
Part I.	Financial Information
	Item 1.	Financial Statements and Notes to Consolidated Financial Statements	4
	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	31
	Item 4.	Controls and Procedures	31

Part II.	Other Information
	Item 1.	Legal Proceedings	31
	Item 1A.	Risk Factors	31
	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31
	Item 3.	Defaults Upon Senior Securities	31
	Item 4.	Mine Safety Disclosures	31
	Item 5.	Other Information	31
	Item 6.	Exhibits	32
		EX-31.1
		EX-31.2
		EX-32.1
		EX-32.2

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

FLORIDA EAST COAST HOLDINGS CORP.

CONSOLIDATED BALANCE SHEETS

(in thousands except for share amounts)

	September 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$42,682	$40,400
Restricted cash	126	126
Accounts receivable, net	38,476	34,380
Materials and supplies	6,979	3,574
Deferred income taxes	2,374	2,374
Prepaid and other current assets	2,617	2,477
Assets held for sale	—	1,839
Total current assets	93,254	85,170
Noncurrent assets:
Property, plant and equipment, less accumulated depreciation	777,096	772,429
Investments in non-affiliates	74	74
Intangible assets, less accumulated amortization	178	220
Other assets	13,105	15,104
Total noncurrent assets	790,453	787,827
Total assets	$883,707	$872,997
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$34,483	$42,193
Taxes payable	5,457	326
Deferred revenue	1,053	906
Other current liabilities	1,885	1,035
Total current liabilities	42,878	44,460
Deferred income taxes	25,033	24,838
Long-term debt	635,055	625,969
Other long-term liabilities	9,681	12,534
Total liabilities	712,647	707,801
Stockholders’ equity:
Series A Perpetual Preferred Stock, $0.01 par value, 1,000,000 shares authorized, 24,151 shares issued and outstanding as of September 30, 2013 and as of December 31, 2012	—	—
Series B Perpetual Preferred Stock, $0.01 par value, 150,000 shares authorized and none outstanding as of September 30, 2013 and December 31, 2012	—	—
Common stock, $0.01 par value, 1,000,000 shares authorized; 252,281 shares issued and outstanding as of September 30, 2013 and 252,106 shares issued and outstanding as of December 31, 2012	3	3
Additional paid-in capital	287,141	286,085
Accumulated deficit	(115,024)	(119,770)
Accumulated other comprehensive loss	(1,060)	(1,122)
Total stockholders’ equity	171,060	165,196
Total liabilities and stockholders’ equity	$883,707	$872,997

The accompanying notes are an integral part of the Consolidated Financial Statements.

FLORIDA EAST COAST HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Operating revenue	$66,168	$62,962	$201,838	$178,806
Operating expenses:
Labor and benefits	14,144	11,677	40,801	35,829
Purchased services	13,373	11,933	38,521	32,371
Fuel	8,482	7,668	25,240	23,377
Depreciation and amortization	6,486	6,946	19,641	20,310
Equipment rents	3,901	3,435	11,818	9,770
Other	5,795	6,365	13,379	18,358
Total operating expenses	52,181	48,024	149,400	140,015
Operating income	13,987	14,938	52,438	38,791
Interest expense, net of interest income	(15,114)	(14,877)	(44,960)	(43,863)
Other income	3	3	59	82
(Loss) income before income taxes	(1,124)	64	7,537	(4,990)
(Benefit) provision for income taxes	(528)	2,641	188	6,177
Net (loss) income	$(596)	$(2,577)	$7,349	$(11,167)

Comprehensive (loss) income	$(575)	$(2,565)	$7,411	$(11,129)

The accompanying notes are an integral part of the Consolidated Financial Statements.

FLORIDA EAST COAST HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2013	2012
CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)	$7,349	$(11,167)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	19,641	20,310
Amortization of debt financing fees	2,680	2,657
Share based compensation costs	1,055	1,460
Deferred taxes	195	6,185
Interest paid in kind	1,432	15,835
Other	166	(121)
Changes in operating assets and liabilities:
Accounts receivable	(4,096)	(4,525)
Prepaids and other current assets	(140)	(166)
Materials and supplies	(3,405)	(1,303)
Other assets	(449)	236
Accounts payable and accrued expenses	1,856	(1,223)
Accrued interest	(9,569)	(9,648)
Taxes payable	5,131	(1,610)
Deferred revenue	147	(2,037)
Other current liabilities	850	442
Other long-term liabilities	4,369	(3,669)
Net cash provided by operating activities	27,212	11,656
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of properties and equipment	(24,570)	(16,219)
Proceeds from disposition of assets	1,977	596
Net cash used in investing activities	(22,593)	(15,623)
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of common shares outstanding	(2,603)	(1,991)
Proceeds from issuance of long-term debt	266	—
Financing costs	—	(161)
Net cash used in financing activities	(2,337)	(2,152)
Net increase (decrease) in cash and cash equivalents	2,282	(6,119)
Cash and cash equivalents at beginning of period	40,400	30,905
Cash and cash equivalents at end of period	$42,682	$24,786

Supplemental cash flow information:
Cash paid for interest	$47,064	$38,574

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

•             Long-term debt: the fair value of the Company’s Senior Secured Notes and Senior Payment in Kind Toggle Notes (the “Senior PIK Toggle Notes”) is based on secondary market indicators (quoted market prices) at the date of measurement (Level 2 inputs).  The fair value of the SIB Loan is based on observable market inputs (Level 1 inputs) due to the drawdown occurring within the nine months ended September 30, 2013.

The carrying amounts and estimated fair values of the Company’s financial instruments were as follows (in thousands):

	September 30, 2013
	Carrying Amount	Fair Value
Cash and cash equivalents	$42,682	$42,682
Senior Secured Notes	475,000	499,938
Senior PIK Toggle Notes	159,792	168,181
SIB Loan	263	263

The Company had no Level 3 inputs as of September 30, 2013.

Accumulated Comprehensive Loss

Comprehensive loss is the changes in equity of an enterprise except those resulting from shareholder transactions. Accumulated other comprehensive loss consists of the following (in thousands):

	September 30,	December 31,
	2013	2012
Actuarial loss associated with pension plan	$(1,056)	$(1,118)
Unrealized loss on marketable securities	(4)	(4)
Accumulated other comprehensive loss	$(1,060)	$(1,122)

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

4. Related-Party Transactions

Management, facility and equipment rents

The Company incurred net charges of $0.4 million and $0.5 million for facility rents to affiliates of FECI for the three months ended September 30, 2013 and 2012, respectively. During the nine months ended September 30, 2013 and 2012, the Company incurred net charges of $1.2 million and $1.3 million, respectively, for facility rents to affiliates of FECI.  In addition, the Company allocated net proceeds of zero and $0.3 million for management services related to our right-of-way and for FECI’s passenger rail program for the three months ended September 30, 2013 and 2012, respectively.  The Company allocated net proceeds of zero and $1.0 million for management services related to our right-of-way and for FECI’s passenger rail program for the nine months ended September 30, 2013 and 2012, respectively.  As of September 30, 2013 and December 31, 2012, the Company did not have an outstanding net receivable or payable from or to FECI.

In addition, the Company allocated net proceeds of zero and $0.4 million for management services, and facility and equipment rents to affiliates of RailAmerica, Inc. (“RailAmerica”) for the three months ended September 30, 2013, and 2012, respectively.  During the nine months ended September 30, 2013 and 2012, the Company allocated net proceeds of zero and $1.0 million, respectively.  Subsequent to October 1, 2012, RailAmerica is no longer considered a related party, due to a change in ownership.

Effective June 1, 2011, the Company entered into an agreement with RailAmerica’s wholly-owned subsidiary, Atlas Road Construction, L.L.C., to provide engineering and construction services for the Port Miami project (see Note 11).  The Company incurred net charges of zero, for the three months ended September 30, 2013 and 2012. For the nine months ended September 30, 2013 and 2012, the Company incurred net charges of zero and $2.2 million, respectively.

The Company rents chassis equipment for ordinary business operations from TRAC Intermodal, an entity indirectly owned by funds managed by affiliates of Fortress. These rents are based on current market rates for similar assets. During the three months ended September 30, 2013 and 2012, the Company incurred net charges of $0.2 million and $0.2 million, respectively.  For the nine months ended September 30, 2013 and 2012, the Company incurred net charges of $0.7 million and $0.5 million, respectively.  As of September 30, 2013 and December 31, 2012, the Company had an outstanding payable of $0.1 million and $0.1 million, respectively.

Lease of FECI’s rail yard

On January 24, 2011, the Company entered into an amended and restated rail yard lease, which, among other things: extends the date to vacate to December 31, 2035 (unless the Company elects not to renew the lease); commencing on January 1, 2011, provides for an annual rental fee of $4.5 million a year (subject to a 2.5% annual increase); provides the Company the right to purchase certain land from FECI at a mutually determined fair market value; provides FECI with the right to relocate the Company (at its expense) from such land to comparable property with competitive rental rates. The lease is cancellable by the Company after five years with a two year notice requirement. The Railway paid $1.3 million and $1.3 million for the rail yard base rent for the three months ended September 30, 2013 and 2012, respectively.  During the nine months ended September 30, 2013 and 2012, the Company paid $3.8 million and $3.8 million, respectively, in rail yard base rent.

5. Income Taxes

It is more likely than not that a portion of the net operating loss carryforwards will expire unused.  The Company recorded an income tax benefit of $0.5 million and an expense of $2.6 million, for the three months ended September 30, 2013 and 2012, respectively.  For the nine months ended September 30, 2013 and 2012, the Company recorded income tax expense of $0.2 million and $6.2 million, respectively.  The difference between the statutory rate and the effective rate is primarily driven by the change in the valuation allowance for the three and nine month periods ending September 30, 2013 and 2012, respectively.

A valuation allowance against deferred tax assets is required if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company established a valuation allowance of $45.7 million and $52.5 million as of September 30, 2013 and December 31, 2012, respectively, to reduce deferred tax assets to their expected realizable value.

The Company has net operating loss carryforwards as of September 30, 2013, as follows:

• U. S.—$288.0 million (expiration periods: 2028—2033)

• Florida—$298.0 million (expiration periods: 2028—2033)

The Company recognizes interest and penalties related to uncertain tax positions in its provision for income taxes. As of

September 30, 2013, the Company did not believe that it had any uncertain tax positions. As of September 30, 2013, the U.S. and Florida taxing jurisdiction remains open to examination for the years 2012, 2011, 2010, and 2009.

6. Long-Term Debt

Debt consisted of the following:

	September 30, 2013	December 31, 2012
	(in thousands)

Senior Secured Notes	$475,000	$475,000
Senior PIK Toggle Notes (net of original discount of $1,545)	159,792	150,969
SIB Loan	263	—

Total debt	635,055	625,969
Less: Current maturities	—	—
Long-term debt, less current maturities	$635,055	$625,969

Interest expense was $10.5 million on the 8 1/8% Senior Secured Notes (the “Senior Secured Notes” or “8 1/8% Notes”) and $4.6 million on the Senior PIK Toggle Notes for the three months ended September 30, 2013.  Interest expense was $31.5 million on the Senior Secured Notes and $13.5 million on the Senior PIK Toggle Notes for the nine months ended September 30, 2013.  Interest expense was $10.5 million on the Senior Secured Notes and $4.4 million on the Senior PIK Toggle Notes for the three months ended September 30, 2012.  Interest expense was $31.1 million on the Senior Secured Notes and $12.8 million on the Senior PIK Toggle Notes for the nine months ended September 30, 2012.

In connection with the issuance of the Senior Secured Notes, FECR Corp. and certain of its subsidiaries also entered into the Asset-Based Lending (“ABL”) Facility that matures on January 25, 2015.  Availability on the ABL Facility as of September 30, 2013 was $27.0 million available for cash withdrawal, plus an additional $3.0 million standby letter of credit.

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

The Senior Secured Notes and Senior PIK Toggle Notes will mature in fiscal 2017.

SIB Loan

On September 26, 2012, FEC PEVT, L.L.C., as borrower, and Florida East Coast Railway, L.L.C., as guarantor, each a wholly owned subsidiary of the Company, entered into the SIB Loan with FDOT. The SIB Loan provides for a loan of $30 million to fund, in part, the costs associated with the construction of a new Florida East Coast Intermodal Container Transfer Facility (the “ICTF”) in Port Everglades, Florida, which will serve the Company’s domestic and international business segments. Proceeds from the SIB Loan will be advanced by FDOT as construction proceeds on the ICTF and when the Company requests drawdown. The Company had borrowed $0.3 million under the SIB Loan for the three and nine months ended September 30, 2013.  The total construction cost of the ICTF construction project is approximately $53 million, $30 million of which will be funded through the SIB Loan, $18 million of which will be from a FDOT grant (the “FDOT Grant”) and the balance of $5 million from the Company’s capital budget. The Company has been awarded the entire FDOT Grant of $18 million as of December 31, 2012.

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

The SIB Loan is fully and unconditionally guaranteed by the Florida East Coast Railway, L.L.C. In addition, as a condition to making the SIB Loan, FDOT required a first priority lien on certain fixtures (including rail trackage) and equipment included in the collateral securing the Senior Secured Notes. The SIB Loan specifically excludes land, rail equipment and motor vehicles from its lien. As a condition to FDOT making the first loan disbursement under the SIB Loan, FEC PEVT, L.L.C. was required to post as additional collateral through July 1, 2017, a standby letter of credit in the amount of $3.0 million payable to FDOT, as beneficiary (the “Standby Letter of Credit Collateral”). On February 1, 2013, the Company posted the Standby Letter of Credit Collateral by accessing the letter of credit line of the ABL Facility, reducing availability for cash withdrawal under the ABL Facility to $27.0 million. The SIB Loan permits FEC PEVT, L.L.C, in lieu of posting the Standby Letter of Credit Collateral, at any time upon prior notice, to either pay down the principal of the SIB Loan by $3.0 million or substitute cash collateral.

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

As of September 30, 2013 and December 31, 2012, the total unpaid preferred yield was $11.1 million and $7.5 million, respectively.

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

The Company issued 175 net shares of common stock for the nine months ended September 30, 2013 resulting from the vesting of RSU awards granted in previous fiscal years.

Exemption from the registration requirements of the Securities Act of 1933, as amended (the “Act”), for the foregoing issuances is claimed under Section 4(2) of the Act and Regulation D, promulgated thereunder. The foregoing issuances were compensatory in nature and were made without cost to the recipients, other than the provision of services.

Share-based compensation expenses for the three months ended September 30, 2013 and 2012 were $0.2 million and $0.4 million, respectively.  Share-based compensation expenses for the nine months ended September 30, 2013 and 2012 were $1.1 million and $1.5 million, respectively.

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

In September 2006, the Florida Department of Environmental Protection (“FDEP”) notified the Company and an adjacent property owner that they had been identified as potentially responsible parties (“PRPs”) as a result of an investigation into contaminated groundwater in Fort Pierce, Florida. As of September 30, 2013, and December 31, 2012, the Company had accrued $1.4 million and $1.5 million, respectively, related to the alleged contamination.  Of the $1.4 million accrued at September 30, 2013, $0.1 million is expected to be paid over the next year.  FDEP and the Company agreed in April 2012 that the Company’s scope of testing is complete and the Company can initiate a pilot remediation of the property.  The Company completed the selection of a contractor and initiated the pilot remediation in early 2013.

In addition to the above site, the Company monitors a small number of sites leased to others, or acquired by the Company or its subsidiaries. Based on management’s ongoing review and monitoring of these sites, and the ability to seek contribution or indemnification from the PRPs, the Company does not expect to incur material additional costs.

It is difficult to quantify future environmental costs as many issues relate to actions by third parties or changes in environmental regulations. However, based on information presently available, management believes that the ultimate disposition of currently known matters will not have a material effect on the financial position, liquidity, or results of operations of the Company.

In addition, the Company had accrued approximately $0.3 million and $0.6 million related to various other environmental incidents as of September 30, 2013, and December 31, 2012, respectively.

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

10. Track Maintenance Agreement

The Company entered into a Track Maintenance Agreement with an unrelated third-party customer (the “Shipper”). Under the agreement, the Shipper paid for qualified railroad track maintenance expenditures during the fiscal year in exchange for the assignment of railroad track miles, which permits the Shipper to claim certain tax credits pursuant to Section 45G of the Internal Revenue Code. The track maintenance tax credit was not renewed until January 2013; however, the extension did include retroactive tax credit reimbursement for 2012 and 2013. Therefore, no 45G maintenance reimbursement was reflected in the 2012 financial statements.  For the three and nine months ended September 30, 2013, the Company has recorded $0.7 million and $4.7 million, respectively, of maintenance expenditures. The $4.7 million recorded for the nine months ended September 30, 2013, includes the credits earned for 2012 and 2013. This amount is included in other expenses as a reduction to expense in the Consolidated Statements of Operations and Comprehensive Income (Loss).  As of September 30, 2013, the Company has a net outstanding receivable of zero.

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

On September 20, 2011, Miami-Dade County entered into a Rail Bridge Construction Agreement with the Company. Under this agreement, the Company is responsible for the administration of the construction work for the Bascule Bridge over Biscayne Bay which connects the Company’s Port Lead to the Port of Miami. The Company is reimbursed for all of the costs incurred. For the three months ended September 30, 2013 and 2012, the Company incurred costs of zero and $1.5 million, respectively. For the nine months ended September 30, 2013 and 2012, the Company incurred costs of $1.7 million and $3.1 million, respectively. As of September 30, 2013 and December 31, 2012, the Company had an outstanding receivable of $0.3 million and $2.7 million, respectively.

The TIGER grant also includes funding for the Port Rail Intermodal Apron (“apron”). This consists of construction of an intermodal apron running parallel to the full length of the tracks at Port Miami. The apron will include securing fencing, a radiation portal and inspection infrastructure, and crossing improvements. The Company will be reimbursed for all of the costs incurred. For the three months ended September 30, 2013 and 2012, the Company incurred costs of $2.5 million and zero, respectively. For the nine months ended September 30, 2013 and 2012, the Company incurred costs of $2.9 million and zero, respectively. As of September 30, 2013 and December 31, 2012, the Company had an outstanding receivable of $2.9 million and zero, respectively.

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

On March 15, 2011, the Company entered into an Assumption Agreement with Miami-Dade County. Under the agreement, the Company will perform track improvements in the Hialeah Yard to better accommodate current and future customers to include double stack containers coming from the Port of Miami. The Company will be reimbursed for all of the costs incurred. For the three months ended September 30, 2013 and 2012, the Company incurred costs of $0.3 million and zero, respectively. For the nine months ended September 30, 2013 and 2012, the Company incurred costs of $0.7 million and zero, respectively. As of September 30, 2013 and December 31, 2012, the Company had an outstanding receivable of $0.7 million and zero, respectively.

On January 31, 2012, the Company entered into a Port Everglades Intermodal Container Transfer Facility Lease and Operating Agreement with Broward County. The agreement was ratified by Broward County on March 20, 2012. The term of the agreement is 30 years with two 10-year options. The Agreement was subject to the closing of the SIB Loan with FDOT. The SIB Loan closed on September 26, 2012. The Agreement provides the Company the land needed to construct an intermodal facility to serve its domestic and international business segments. The total construction cost is approximately $53 million, $30 million of which will be funded through the SIB Loan, $18 million from a FDOT grant and the balance of $5 million from the Company’s capital budget. The Company has been awarded the entire $18 million FDOT grant as of December 31, 2012. Upon project commencement, the Company will be reimbursed for half of the corresponding expenditures, not to exceed the $18 million FDOT grant.  For the three months ended September 30, 2013 and 2012, the Company has incurred costs of $5.1 million and zero, respectively.  For the nine months ended September 30, 2013 and 2012, the Company has incurred costs of $10.7 million and zero, respectively.  As of September 30, 2013 and December 31, 2012, the Company had an outstanding receivable of $3.0 million and zero, respectively.

12. Impairment of Assets

During the fourth quarter of 2012, the Company reviewed the serviceable status of the hopper car fleet. The Company identified 227 hoppers that will no longer be used and recorded an impairment charge of $3.5 million to adjust their carrying value to their fair value (Level 2 fair value measurement) based on current scrap value obtained from third-party price quotations.  As a result, the Company classified these hopper cars as held for sale at December 31, 2012.  The Company sold 114 hoppers during the first quarter of 2013 for $1.0 million.  The remaining 113 hoppers were sold during the second quarter of 2013 for $0.8 million.  As of September 30, 2013, the Company no longer had an outstanding receivable for the sale of the hopper cars.

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

The Consolidating Financial Statements herein present consolidating financial data for Holdings Corp. (on a parent only basis), FECR Corp. (on an issuer only basis), an elimination column for adjustments to arrive at the information for the parent company and subsidiaries on a consolidated basis as of September 30, 2013 and December 31, 2012, and for the three and nine months ended September 30, 2013 and 2012.

Consolidating balance sheets as of September 30, 2013.

	Holdings Corp. (Parent)	FECR Corp. (Issuer)	Eliminations for Consolidation	Consolidation
Current assets:
Cash and cash equivalents	$34	$42,648	$—	$42,682
Restricted cash	—	126	—	126
Accounts receivable, net	—	38,476	—	38,476
Materials and supplies	—	6,979	—	6,979
Deferred income taxes	(271)	2,645	—	2,374
Prepaid and other current assets	2	2,615	—	2,617

Total current assets	(235)	93,489	—	93,254
Noncurrent assets:
Property, plant and equipment, less accumulated depreciation	—	777,096	—	777,096
Investments in affiliates	415,598	—	(415,598)	—
Investments in non-affiliates	—	74	—	74
Intangible assets, less accumulated amortization	—	178	—	178
Other assets	1,342	25,480	(13,717)	13,105

Total noncurrent assets	416,940	802,828	(429,315)	790,453

Total assets	$416,705	$896,317	$(429,315)	$883,707
Current liabilities:
Accounts payable and accrued expenses	$—	$34,483	$—	$34,483
Taxes payable	—	5,457	—	5,457
Deferred revenue	—	1,053	—	1,053
Other current liabilities	—	1,885	—	1,885

Total current liabilities	—	42,878	—	42,878
Deferred income taxes	(271)	25,304	—	25,033
Long-term debt	159,792	475,263	—	635,055
Other long-term liabilities	16,743	6,655	(13,717)	9,681

Total liabilities	176,264	550,100	(13,717)	712,647

Total stockholders’ equity	240,441	346,217	(415,598)	171,060

Total liabilities and stockholders’ equity	$416,705	$896,317	$(429,315)	$883,707

Consolidating balance sheets as of December 31, 2012.

	Holdings Corp. (Parent)	FECR Corp. (Issuer)	Eliminations for Consolidation	Consolidation
Current assets:
Cash and cash equivalents	$34	$40,366	$—	$40,400
Restricted cash	—	126	—	126
Accounts receivable, net	—	34,380	—	34,380
Materials and supplies	—	3,574	—	3,574
Deferred income taxes	(271)	2,645	—	2,374
Prepaid and other current assets	1	2,476	—	2,477
Assets held for sale	—	1,839	—	1,839

Total current assets	(236)	85,406	—	85,170
Noncurrent assets:
Property, plant and equipment, less accumulated depreciation	—	772,429	—	772,429
Investments in affiliates	415,597	—	(415,597)	—
Investments in non-affiliates	—	74	—	74
Intangible assets, less accumulated amortization	—	220	—	220
Other assets	1,606	16,139	(2,641)	15,104

Total noncurrent assets	417,203	788,862	(418,238)	787,827

Total assets	$416,967	$874,268	$(418,238)	$872,997

Current liabilities:
Accounts payable and accrued expenses	$—	$42,193	$—	$42,193
Taxes payable	—	326	—	326
Deferred revenue	—	906	—	906
Other current liabilities	—	1,035	—	1,035

Total current liabilities	—	44,460	—	44,460
Deferred income taxes	(271)	25,109	—	24,838
Long-term debt	150,969	475,000	—	625,969
Other long-term liabilities	9,802	5,373	(2,641)	12,534

Total liabilities	160,500	549,942	(2,641)	707,801

Total stockholders’ equity	256,467	324,326	(415,597)	165,196

Total liabilities and stockholders’ equity	$416,967	$874,268	$(418,238)	$872,997

Consolidating statement of operations for the three months ended September 30, 2013.

	Holdings Corp. (Parent)	FECR Corp. (Issuer)	Eliminations for Consolidation	Consolidation
Operating revenue	$—	$66,168	$—	$66,168
Operating expenses:
Labor and benefits	—	14,144	—	14,144
Purchased services	—	13,373	—	13,373
Fuel	—	8,482	—	8,482
Depreciation and amortization	—	6,486	—	6,486
Equipment rents	—	3,901	—	3,901
Other	—	5,795	—	5,795

Total operating expenses	—	52,181	—	52,181

Operating income	—	13,987	—	13,987

Interest expense, net of interest income	(4,605)	(10,509)	—	(15,114)
Other income	—	3	—	3

(Loss) income before income taxes	(4,605)	3,481	—	(1,124)
Benefit for income taxes	—	(528)	—	(528)

Net (loss) income	$(4,605)	$4,009	$—	$(596)

Comprehensive income (loss)	$(4,605)	$4,030	$—	$(575)

Consolidating statement of operations for the three months ended September 30, 2012.

	Holdings Corp. (Parent)	FECR Corp. (Issuer)	Eliminations for Consolidation	Consolidation
Operating revenue	$—	$62,962	$—	$62,962
Operating expenses:
Labor and benefits	—	11,677	—	11,677
Purchased services	—	11,933	—	11,933
Fuel	—	7,668	—	7,668
Depreciation and amortization	—	6,946	—	6,946
Equipment rents	—	3,435	—	3,435
Other	—	6,365	—	6,365

Total operating expenses	—	48,024	—	48,024

Operating income	—	14,938	—	14,938

Interest expense, net of interest income	(4,380)	(10,497)	—	(14,877)
Other expense	—	3	—	3

(Loss) income before income taxes	(4,380)	4,444	—	64
Provision for income taxes	—	2,641	—	2,641

Net (loss) income	$(4,380)	$1,803	$—	$(2,577)

Comprehensive (loss) income	$(4,380)	$1,815	$—	$(2,565)

Consolidating statement of operations for the nine months ended September 30, 2013.

	Holdings Corp. (Parent)	FECR Corp. (Issuer)	Eliminations for Consolidation	Consolidation
Operating revenue	$—	$201,838	$—	$201,838
Operating expenses:
Labor and benefits	—	40,801	—	40,801
Purchased services	—	38,521	—	38,521
Fuel	—	25,240	—	25,240
Depreciation and amortization	—	19,641	—	19,641
Equipment rents	—	11,818	—	11,818
Other	—	13,379	—	13,379

Total operating expenses	—	149,400	—	149,400

Operating income	—	52,438	—	52,438

Interest expense, net of interest income	(13,425)	(31,535)	—	(44,960)
Other income	—	59	—	59

Income (loss) before income taxes	(13,425)	20,962	—	7,537
Provision for income taxes	—	188	—	188

Net income (loss)	$(13,425)	$20,774	$—	$7,349

Comprehensive income (loss)	$(13,425)	$20,836	$—	$7,411

Consolidating statement of operations for the nine months ended September 30, 2012.

	Holdings Corp. (Parent)	FECR Corp. (Issuer)	Eliminations for Consolidation	Consolidation
Operating revenue	$—	$178,806	$—	$178,806
Operating expenses:
Labor and benefits	—	35,829	—	35,829
Purchased services	—	32,371	—	32,371
Fuel	—	23,377	—	23,377
Depreciation and amortization	—	20,310	—	20,310
Equipment rents	—	9,770	—	9,770
Other	—	18,358	—	18,358

Total operating expenses	—	140,015	—	140,015

Operating income	—	38,791	—	38,791

Interest expense, net of interest income	(12,754)	(31,109)	—	(43,863)
Other expense	—	82	—	82

(Loss) income before income taxes	(12,754)	7,764	—	(4,990)
Provision for income taxes	—	6,177	—	6,177

Net (loss) income	$(12,754)	$1,587	$—	$(11,167)

Comprehensive (loss) income	$(12,754)	$1,625	$—	$(11,129)

Consolidating statement of cash flows for the nine months ended September 30, 2013.

	Holdings Corp. (Parent)	FECR Corp. (Issuer)	Eliminations for Consolidation	Consolidation
CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)	$(13,425)	$20,774	$—	$7,349
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	—	19,641	—	19,641
Amortization of debt financing fees	495	2,185	—	2,680
Share-based compensation costs	—	1,055	—	1,055
Deferred taxes	—	195	—	195
Interest paid in kind	1,432	—	—	1,432
Other	—	166	—	166
Changes in operating assets and liabilities:
Accounts receivable	—	(4,096)	—	(4,096)
Prepaid and other current assets	—	(140)	—	(140)
Materials and supplies	—	(3,405)	—	(3,405)
Other assets	—	(11,525)	11,076	(449)
Accounts payable and accrued expenses	—	1,856	—	1,856
Accrued interest	—	(9,569)	—	(9,569)
Taxes payable	—	5,131	—	5,131
Deferred revenue	—	147	—	147
Other current liabilities	—	850	—	850
Other long-term liabilities	14,101	1,344	(11,076)	4,369

Net cash provided by operating activities	2,603	24,609	—	27,212

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of properties and equipment	—	(24,570)	—	(24,570)
Proceeds from disposition of assets	—	1,977	—	1,977

Net cash used in investing activities	—	(22,593)	—	(22,593)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of common stock outstanding	(2,603)	—	—	(2,603)
Proceeds from issuance of long-term debt	—	266	—	266

Net cash (used in) provided by financing activities	(2,603)	266	—	(2,337)

Net increase in cash and cash equivalents	—	2,282	—	2,282
Cash and cash equivalents at beginning of period	34	40,366	—	40,400

Cash and cash equivalents at end of period	$34	$42,648	$—	$42,682

Supplemental cash flow information:
Cash paid for interest	$8,470	$38,594	$—	$47,064

Consolidating statement of cash flows for the nine months ended September 30, 2012.

	Holdings Corp. (Parent)	FECR Corp. (Issuer)	Eliminations for Consolidation	Consolidation
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(12,754)	$1,587	$—	$(11,167)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	—	20,310	—	20,310
Amortization of debt financing fees	473	2,184	—	2,657
Share-based compensation costs	—	1,460	—	1,460
Deferred taxes	—	6,185	—	6,185
Interest paid in kind	15,835	—	—	15,835
Other	—	(121)	—	(121)
Changes in operating assets and liabilities:
Accounts receivable	1	(4,526)	—	(4,525)
Prepaid and other current assets	(2)	(164)	—	(166)
Materials and supplies	—	(1,303)	—	(1,303)
Other assets	(4)	(1,751)	1,991	236
Accounts payable and accrued expenses	(6)	(1,217)	—	(1,223)
Accrued interest	—	(9,648)	—	(9,648)
Taxes payable	—	(1,610)	—	(1,610)
Deferred revenue	—	(2,037)	—	(2,037)
Other current liabilities	—	442	—	442
Other long-term liabilities	(1,561)	(117)	(1,991)	(3,669)

Net cash provided by operating activities	1,982	9,674	—	11,656

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of properties and equipment	—	(16,219)	—	(16,219)
Proceeds from disposition of assets	—	596	—	596

Net cash used in investing activities	—	(15,623)	—	(15,623)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of common stock outstanding	(1,991)	—	—	(1,991)
Financing costs	—	(161)	—	(161)

Net cash used in financing activities	(1,991)	(161)	—	(2,152)

Net decrease in cash and cash equivalents	(9)	(6,110)	—	(6,119)
Cash and cash equivalents at beginning of period	44	30,861	—	30,905

Cash and cash equivalents at end of period	$35	$24,751	$—	$24,786

Supplemental cash flow information:
Cash paid for interest	$—	$38,574	$—	$38,574

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

Third Quarter 2013 Highlights

•                     Operating revenue increased $3.2 million primarily driven by ongoing yield management efforts.

•                     Expenses increased $4.2 million mostly driven by labor & benefits and purchased services, partially offset by a reduction in other expenses.

•                     Operating income decreased $1.0 million, or 6.4%, to $13.9 million.

•                     Operating ratio was 78.9%.

	Three Months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Volume	120,590	123,161	369,835	344,542

(dollars in thousands)
Revenue	$66,168	$62,962	$201,838	$178,806
Expenses	52,181	48,024	149,400	140,015
Operating income	$13,987	$14,938	$52,438	$38,791
Operating Ratio	78.9%	76.3%	74.0%	78.3%

Financial Results of Operations

Comparison of Operating Results for the Three Months Ended September 30, 2013 and 2012

Operating Revenue

The following table compares freight revenues, units, and average freight RPU for the periods indicated (in thousands, except units and RPU):

	Three Months ended September 30,
	Units*			Revenue			RPU
	2013	2012	% Var	2013	2012	% Var	2013	2012	% Var
Intermodal	95,358	94,624	1%	$40,829	$38,044	7%	$428	$402	6%
Crushed Stone (Aggregate)	14,354	18,821	(24)%	9,086	10,223	(11)%	633	543	17%
Food Products	3,134	2,966	6%	3,496	3,180	10%	1,116	1,072	4%
Motor Vehicles & Equipment	2,327	1,720	35%	3,192	2,375	34%	1,372	1,381	(1)%
Chemicals	1,365	969	41%	2,264	1,711	32%	1,659	1,766	(6)%
Other	4,052	4,061	**	3,619	3,245	12%	893	799	12%
Carload Subtotal	25,232	28,537	(12)%	21,657	20,734	4%	858	727	18%
Total Freight Revenue	120,590	123,161	(2)%	62,486	58,778	6%	518	477	9%
Non-Freight				3,682	4,184	(12)%
Total Revenue				$66,168	$62,962	5%

* The units for 2012 have been restated to conform to the 2013 presentation. In June 2012, the Company made a policy change and began including certain Intermodal revenue empty container moves.

** Not meaningful.

Intermodal revenue increased in line with both RPU and higher volume.  The increase in RPU was due to improved yield management as the Company strived to price to the value of our service. The increase in volume is a result of continued efforts to convert truck freight to rail.

Net carload revenue increased primarily due to:

•                     Motor Vehicles & Equipment revenues increased primarily due to a new multi-year contract that began in the fourth quarter of 2012.

•                     Chemicals revenues increased primarily due to increased ethanol shipments.

•                     Other revenues increased due to ongoing yield management efforts.

•                     Food Products revenues increased driven by additional volumes from new and existing customers.

•                     Crushed Stone (Aggregate) revenues decreased primarily due to timing changes for the Fort Lauderdale airport expansion project.  The airport project was temporarily suspended during the three months ended September 30, 2013.

Non-freight revenues decreased due to the expiration of an administration fee that ended December 31, 2012.

Operating Expenses

The following table sets forth the operating revenue and expenses for our consolidated operations for the periods indicated (dollars in thousands):

	Three Months ended September 30,
	2013	2012	$ Variance
Operating revenue	$66,168	$62,962	$3,206
Operating expenses:
Labor and benefits	14,144	11,677	(2,467)
Purchased services	13,373	11,933	(1,440)
Diesel fuel	8,482	7,668	(814)
Depreciation and amortization	6,486	6,946	460
Equipment rents	3,901	3,435	(466)
Other expenses	5,795	6,365	570
Total operating expenses	$52,181	$48,024	$(4,157)
Operating income	$13,987	$14,938	$(951)

Operating expenses increased to $52.2 million for the three months ended September 30, 2013, from $48.0 million for the three months ended September 30, 2012, an increase of $4.2 million, or 8.7%. Set forth below is additional detail regarding changes in our operating expenses:

•                     Labor and benefits increased due to additional headcount for the three months ended September 30, 2013, compared to the three months ended September 30, 2012.

•                     Purchased services increased mainly due to an amendment in contract terms with a major customer, as well an expenses related to rail testing.

•                     Diesel fuel increased for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012. The increase in diesel fuel was primarily due to an increase in the amount of fuel used, as well as an increase in fuel price for the comparable periods.  The average price of fuel was $3.39 per gallon for the three months ended September 30, 2013 compared to the average price per gallon of $3.34 for the three months ended September 30, 2012.

•                     Depreciation and amortization decreased for the three months ended September 30, 2013, compared to the three months ended September 30, 2012, based on the results of a life study performed on certain rolling stock assets during the third quarter of 2012.  As a result, a change in estimated useful lives of certain rolling stock assets was made to better reflect the estimated periods during which these assets will remain in service.

•                     Equipment rents increased mainly due to increased car hire expense, as well as increased rental expense for leased containers associated with higher intermodal volumes.

•                     Other expenses decreased primarily due to the reinstatement of the track maintenance agreement reimbursement program (Internal Revenue Code Section 45G Tax Credit) of $0.7 million for the three months ended September 30, 2013, which was not in place for the three months ended September 30, 2012, partially offset by increases in other miscellaneous expenses.

Other Income (Expense)

Interest Expense (net of interest income). Interest expense increased $0.2 million, or 1.6%, to $15.1 million for the three months ended September 30, 2013 from $14.9 million for the three months ended September 30, 2012.  The increase in interest expense is due to the increase in the principal amount of the Senior PIK Toggle notes as a result of the interest payments that were paid in kind during 2012.

Other Income (Loss). Other income (loss) remained consistent for the comparable periods.

Provision for Income Taxes. For the three months ended September 30, 2013, we believe that it is more likely than not that some of our net operating loss carryforwards will expire unused. During the three months ended September 30, 2013, the Company recorded an income tax benefit of $0.5 million, which was primarily the net impact of the expiration of certain net operating loss carryforwards and consideration of certain tax planning strategies for the quarter ended September 30, 2013.  During the three months ended September 30, 2012, the Company recorded an income tax expense of $2.6 million.

Comparison of Operating Results for the Nine months Ended September 30, 2013 and 2012

Operating Revenue

The following table compares freight revenues, units, and average freight RPU for the periods indicated (in thousands, except units and RPU):

	Nine months ended September 30,
	Units*			Revenue			RPU
	2013	2012	% Var	2013	2012	% Var	2013	2012	% Var
Intermodal	284,620	272,786	4%	$120,869	$107,863	12%	$425	$395	8%
Crushed Stone (Aggregate)	51,608	42,431	22%	30,215	25,526	18%	585	602	(3)%
Food Products	9,025	8,203	10%	10,064	9,185	10%	1,115	1,120	**
Motor Vehicles & Equipment	7,532	6,024	25%	10,365	8,177	27%	1,376	1,357	1%
Chemicals	4,051	3,122	30%	6,419	5,312	21%	1,585	1,701	(7)%
Other	12,999	11,976	9%	11,702	9,891	18%	900	826	9%
Carload Subtotal	85,215	71,756	19%	68,765	58,091	18%	807	810	**
Total Freight Revenue	369,835	344,542	7%	189,634	165,954	14%	513	482	6%
Non-Freight				12,204	12,852	(5)%
Total Revenue				$201,838	$178,806	13%

* The units for 2012 have been restated to conform to the 2013 presentation. In June 2012, the Company made a policy change and began including certain Intermodal revenue empty container moves.

** Not meaningful.

Intermodal revenues were up due to both additional volume from new customers and increased business from current customers.  The increase in RPU was due to both mix of traffic and improved yield management as the Company strived to price to the value of our service.

Net carload revenue increased primarily due to:

•                     Motor Vehicles & Equipment revenues increased primarily due to a new multi-year contract that began in the fourth quarter of 2012.

•                     Chemicals revenues increased primarily due to new business development, as well as increased volumes with existing customers.

•                     Crushed Stone (Aggregate) revenues increased primarily due the expansion of the Fort Lauderdale airport.

•                     Other revenues increased due to increased volumes for metal products.

•                     Food Products revenues increased driven by additional volumes at one of our customer’s manufacturing facilities due to retooling at a separate facility not served by the Company and new customers.

Non-freight revenues decreased due to the expiration of an administration fee that ended December 31, 2012.

Operating Expenses

The following table sets forth the operating revenue and expenses for our consolidated operations for the periods indicated (dollars in thousands):

	Nine months ended September 30,
	2013	2012	$ Variance
Operating revenue	$201,838	$178,806	$23,032
Operating expenses:
Labor and benefits	40,801	35,829	(4,972)
Purchased services	38,521	32,371	(6,150)
Diesel fuel	25,240	23,377	(1,863)
Depreciation and amortization	19,641	20,310	669
Equipment rents	11,818	9,770	(2,048)
Net loss (gain) on sale and impairment of assets	166	(120)	(286)
Other expenses	13,213	18,478	5,265
Total operating expenses	$149,400	$140,015	$(9,385)
Operating income	$52,438	$38,791	$13,647

Operating expenses increased to $149.4 million for the nine months ended September 30, 2013, from $140.0 million for the nine months ended September 30, 2012, an increase of $9.4 million, or 6.7%. Set forth below is additional detail regarding changes in our operating expenses:

•                     Labor and benefits increased due to additional headcount, as well as annual salary and benefit increases for the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012.

•                     Purchased services increased mainly due to an amendment in contract terms with a major customer, coupled with an increase in lift costs due to increased volumes.

•                     Diesel fuel increased for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. The increase in diesel fuel was primarily due to an increase in the volume of fuel used.

•                     Depreciation and amortization decreased for the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012, based on the results of a life study performed on certain rolling stock assets during the third quarter of 2012.  As a result, a change in estimated useful lives of certain rolling stock assets was made to better reflect the estimated periods during which these assets will remain in service.

•                     Equipment rents increased mainly due to increased car hire expense, as well as increased rental expense for leased containers associated with higher volumes.

•                     Other expenses decreased primarily due to the reinstatement of the track maintenance agreement reimbursement program (Internal Revenue Code Section 45G Tax Credit) of $4.7 million for the nine months ended September 30, 2013, which was not in place for the nine months ended September 30, 2012; coupled with decreases in various expenses for the comparable periods.

Other Income (Expense)

Interest Expense (net of interest income). Interest expense increased $1.1 million, or 3%, to $45.0 million for the nine months ended September 30, 2013 from $43.9 million for the nine months ended September 30, 2012.  The increase in interest expense is due to the increase in the principal amount of the Senior PIK Toggle notes as a result of the interest payments that were paid in kind during 2012 and 2013.

Other Income (Loss). Other income (loss) remained relatively consistent for the comparable periods.

Provision for Income Taxes. For the nine months ended September 30, 2013, we believe that it is more likely than not that some of our net operating loss carryforwards will expire unused. As such, the Company recorded an income tax expense of $0.2 million and $6.2 million, for the nine months ended September 30, 2013 and 2012, respectively.  The reduction in tax expense for the nine months ended September 30, 2013 compared to 2012 is due to the utilization of net operating loss carryforwards as a result of improved operating results for the current year.

Liquidity and Capital Resources

The discussion of liquidity and capital resources that follows reflects our consolidated results and includes all of our subsidiaries. We have historically met our liquidity requirements primarily from cash generated from operations and borrowings under our credit agreements which are used to fund capital expenditures and debt service requirements. For the nine months ended September 30, 2013 and 2012, there was a net cash inflow from operations of $27.2 million and $11.7 million, respectively.

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

•                     Borrowings and lines of credits, under which $475.0 million, principal amount of Senior Secured Notes, was outstanding, $159.8 million, principal amount of the Senior PIK Toggle Notes, $0.3 million, principal amount of the SIB Loan and $27.0 million was available for borrowing under the ABL Facility as of September 30, 2013.  As of December 31, 2012, $626.0 million was outstanding under the borrowing facilities and there were no funds drawn on the ABL Facility for the period then ended.

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

Holdings Corp. is a holding company and, therefore, depends upon the performance of and distributions from our subsidiaries to meet its debt service obligations (including interest payments) under the Senior PIK Toggle Notes. Legal and contractual restrictions in agreements governing current and future indebtedness, as well as the financial condition and operating requirements of our direct subsidiary, FECR Corp., may limit Holdings Corp.’s ability to obtain cash from FECR Corp. The indenture governing the 8 1/8% Notes and the ABL Facility contain covenants that restrict FECR Corp.’s ability to pay cash dividends and make other distributions or loans to Holdings Corp. The earnings from, or other available assets of, FECR Corp. may not be sufficient to pay dividends or make distributions or loans to enable Holdings Corp. to make payments in respect of the notes when such payments are due. In addition, even if such earnings were sufficient, we cannot assure you that the agreements governing the current and future indebtedness of FECR Corp. will permit FECR Corp. to provide us with sufficient dividends, distributions or loans to fund interest and principal payments on the notes when due. Holdings Corp. will be forced to accrue interest on a “paid-in-kind” basis, to the extent that distributions from FECR Corp. are not sufficient to fulfill the interest obligations under the Senior PIK Toggle Notes. Any interest accrued on a “paid-in-kind” basis will increase the overall cost of Holdings Corp.’s borrowings, as well as the cash ultimately required to fully satisfy Holdings Corp.’s obligations, under the Senior PIK Toggle Notes.  We paid the $8.5 million interest payment due on August 1, 2013 in cash.

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

Cash Flow Information for the Nine months ended September 30, 2013 and 2012

Operating Activities

Cash provided by operating activities was $27.2 million for the nine months ended September 30, 2013 compared to cash provided by operating activities of $11.7 million for the nine months ended September 30, 2012. For the nine months ended September 30, 2013, we had net income of $7.3 million, whereas for the nine months ended September 30, 2012, we had a net loss of $11.2 million.  In addition, in 2012, a property tax payment was made that was not required in the first quarter of 2013 thereby showing an increase in cash provided by operating activities.  This increase was slightly offset by changes in working capital.

Investing Activities

Cash used in investing activities was $22.6 million for the nine months ended September 30, 2013 compared to cash used in investing activities of $15.6 million for the nine months ended September 30, 2012. The increase in cash used in investing activities of $7.0 million was primarily related to an increase in capital expenditures for various projects in 2013, mainly related to ties, bridges and undercutting projects, coupled with expenditures for the ICTF of approximately $8.4 million.  This increase in capital expenditures for the nine months ended September 30, 2013, was partially offset by proceeds from the sale of assets of $1.4 million in 2013 related to the sale of hopper freight cars.

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

State Infrastructure Bank Loan

On September 26, 2012, FEC PEVT, L.L.C., as borrower, and Florida East Coast Railway, L.L.C., as guarantor, each a wholly owned subsidiary of the Company, entered into a SIB Loan with FDOT. The SIB Loan provides for a loan of $30 million to fund, in part, the costs associated with the construction of a new Florida East Coast ICTF in Port Everglades which will serve the Company’s domestic and international business segments. Proceeds of the SIB Loan will be advanced by FDOT as construction proceeds on the ICTF, as the Company requests. Borrowings under the SIB Loan were $0.3 million for the three and nine months ended September 30, 2013.  The total cost of the ICTF construction project is approximately $53 million, $30 million of which will be funded through the SIB Loan, $18 million of which will be from a FDOT grant (the “FDOT Grant”) and the balance of $5 million from the Company’s capital budget. The Company has been awarded the entire $18 million of the FDOT Grant as of December 31, 2012.

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

Covenants

The indentures governing the Senior PIK Toggle Notes, the 8 1/8% Notes and our ABL Facility contain certain covenants that limit and restrict us, and our restricted subsidiaries’ ability to, among other things, incur additional indebtedness; issue preferred and disqualified stock; purchase or redeem capital stock; make certain investments; pay dividends or make other payments on loans or transfer property; sell assets; enter into certain types of transactions with affiliates involving consideration in excess of $5.0 million; create liens on certain assets; and sell all, or substantially all, of our assets or merge with or into another company. In addition, if availability under the ABL Facility is below $7.5 million during any future period, FECR Corp. will be subject to a minimum fixed charge coverage ratio (as defined in the ABL Facility) of 1.1 to 1.0. As of September 30, 2013, the Company was in compliance with all debt covenants.

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

•           depreciation policies for assets under the group-life method; and

•           income taxes.

For further discussion of the Company’s critical accounting policies and estimates, see the Company’s most recent Annual Report on Form 10-K.  There were no material changes in the third fiscal quarter of 2013 regarding the Company’s critical accounting policies and estimates.

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

ITEM 4. CONTROLS AND PROCEDURES

As of September 30, 2013, under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the CEO and CFO concluded that, as of September 30, 2013, the Company’s disclosure controls and procedures were effective at the reasonable assurance level in timely alerting them to material information required to be included in the Company’s periodic SEC reports. There were no changes in the Company’s internal controls over financial reporting during the third quarter of 2013 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

FLORIDA EAST COAST HOLDINGS CORP.
Date: October 31, 2013	By:	/s/ John Brenholt
John Brenholt, Executive Vice President and
Chief Financial Officer
(on behalf of Registrant and as Principal Financial Officer)