Form 10-K
period 2013-12-31
Florida East Coast Holdings Corp.
filed 2014-03-12
CIK 1519625

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒      Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2013,

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

At the close of business on June 29, 2013 (which is the last day of the second quarter and the required date to use), the aggregate market value of the Registrant’s voting and non-voting common equity held by non-affiliates of the Registrant was $3.2 million.

As of March 12, 2014, there were 251,726 shares of the Registrant's common stock outstanding.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K and other information we provide from time to time may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including, but not necessarily limited to, statements relating to future events and financial performance. Words such as “anticipates,” “expects,” “intends,” “plans,” “projects,” “believes,” “appears,” “may,” “will,” “would,” “could,” “should,” “seeks,” “estimates” and variations on these words and similar expressions are intended to identify such forward-looking statements. These statements are based on management’s current expectations and beliefs and are subject to a number of factors that could lead to actual results materially different from those described in the forward-looking statements. We can give no assurance that its expectations will be attained. Accordingly, you should not place undue reliance on any forward-looking statements contained in this report. Factors that could have a material adverse effect on our operations and future prospects or that could cause actual results to differ materially from our expectations include, but are not limited to, number of external variables over which management has little or no control, including: domestic and international economic conditions; the business environment in industries that produce and consume rail freight; rising fuel costs; competition and consolidation within the transportation industry; the operations of carriers with which the Company interchanges traffic; our transportation of hazardous materials by rail; fluctuation in prices or availability of key materials, in particular diesel fuel; labor difficulties, including strikes and work stoppages; legislative and regulatory developments including rulings by the Surface Transportation Board or the Railroad Retirement Board; disruptions to our technology infrastructure, including computer systems; natural events such as severe weather, hurricanes and floods; and other risks described in this Annual Report under “Risk Factors.” In addition, new risks and uncertainties emerge from time to time, and it is not possible for us to predict or assess the impact of every factor that may cause actual results to differ from those contained in any forward-looking statements. Such forward-looking statements speak only as of the date of this report. We expressly disclaim any obligation to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in expectations with regard thereto or change in events, conditions or circumstances on which any statement is based.

PART I

ITEM 1. BUSINESS

Overview

We own and operate a premier 351-mile freight railroad along the east coast of Florida from Jacksonville to Miami. Our railroad is one of only two major freight railroads serving Florida. We operate at a high level of density, which means that we carry a high number of units per track mile.

In 2013, we provided our services to over 500 customers, and transported over 501,000 units. We transport products such as intermodal containers and trailers, crushed rock (aggregate), automobiles, food, and other industrial projects.  We are a major hauler of aggregate in the State of Florida and a key conduit for the transportation of automobiles into South Florida.

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

In 2013, we generated total operating revenue and operating income of $279.1 million and $72.2 million, respectively, for the year ended December 31, 2013.  As of December 31, 2013, we had assets of $905.8 million.

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

Florida East Coast Holdings Corp. was incorporated in Florida on January 10, 2011. In January 2011, FECR Rail LLC contributed all of its holdings of the common and preferred shares of Florida East Coast Railway Corp. to Florida East Coast Holdings Corp., whereby Florida East Coast Holdings Corp. became the direct parent of Florida East Coast Railway Corp. Our principal corporate office is located at 7411 Fullerton Street, Suite 300, Jacksonville, Florida 32256, and our telephone number at that location is 1-800-342-1131.

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

Port Strategies: The Company is participating in major expansions at two south Florida ports which we believe will become a critical component of our strategy to grow our intermodal business in the coming years. The projects include freight-rail service to the Port of Miami as well as a project to build an intermodal transfer facility near Port Everglades in Fort Lauderdale.

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

Asset Utilization: We strive to utilize our assets to maximize capacity while still supporting future growth.

Safety Focus: We strive to focus on safety to help prevent incidents that can impact employees, customers and the communities we serve.

Yield Management: We believe there is significant value in the premier, niche railroad that we operate with high efficiency; we will continue to focus on yield management efforts that reflect the value of our freight network.

Freight Revenue

We generate freight revenue primarily under two different types of service: local and interchange. Local service involves transporting freight that both originates and terminates on our rail line. Examples of local service include most crushed rock aggregates, which originate from South Florida quarries served by us and terminate at various consumption points in the middle and northern portions of Florida, as well as retailers and grocers moving their goods from North Florida to retail stores in South Florida. Interchange services vary by customer shipping needs with freight either (i) being received at our Jacksonville interchange and hauled to a customer’s plant or port, where the freight is subsequently consumed or further distributed or (ii) originating at the customer’s facility on our line for transport to other destinations in the United States, Canada and Mexico via our Jacksonville interchange with CSX and Norfolk Southern (Class I Railroads).

Commodities

Products hauled over our rail line include more than six major freight groups, such as intermodal units (containers and truck trailers), crushed rock (aggregate), automobiles, food products, chemicals and other industrial products. The chart below provides detail regarding the percentage of 2013 freight revenue that we generated from hauling various products:

Intermodal (63% of 2013 freight revenue): We transport intermodal containers and trailers (on flat railcars) for major shippers including retailers, parcel delivery companies, maritime shipping companies, trucking companies, and Intermodal Marketing Companies (“IMCs”) as well as the intermodal business units of Class I railroads. We benefit from the geographic shape of Florida as a peninsula and the location of its largest consumption markets (Miami and Orlando) in the southernmost and central regions, which combine to create an imbalanced lane for the flow of goods into and out of the State. As a net consuming state, this geography makes it undesirable for trucks to transport freight southbound, only to return empty northbound. Additionally, the South Florida Highway network, including Interstate 95 and Route US-1, suffer from severe congestion and delays. Due to the challenges that the traffic flow and road congestion present to major shippers, in several instances, these shippers utilize our service as an extension of their operations to obtain a more reliable and efficient means for transporting products north and south within Florida, and in most cases, our service exceeds that of trucks.

Aggregate (16% of 2013 freight revenue): We transport aggregate (primarily crushed limestone) from quarries located in South Florida to distribution points in the middle and northern portions of the State. In most cases, we are the only railroad directly serving a particular quarry. Moreover, given the heavy weight and distance hauled of aggregate, we compete favorably with over-the-road (primarily dump trucks) distribution — one “unit train” (a dedicated train consisting entirely of one product) of aggregate can haul the maximum equivalent of approximately 280 trucks.

Motor Vehicles & Equipment (6% of 2013 freight revenue): We serve as a major conduit for transporting finished automobiles primarily from our interchange with Class I railroads in Jacksonville to points in the central and southern portions of Florida. Specifically, we transport automobiles either to our own rail yards where the automobiles are then distributed by truck to nearby dealers and rental companies or to yards located on our rail line but owned directly by the Class I with whom we partner to provide total rail transportation.

Food Products (5% of 2013 freight revenue): We transport three main food commodities which include fruit juice, beer products and high fructose corn sweeteners. These products interchange in our Jacksonville facility, with a Class I railroad and either originate or terminate on our line.

Chemicals (4% of 2013 freight revenue): We transport a variety of chemical commodities including liquefied petroleum gas (LPG), ethanol and plastics. LPG and ethanol are handled in private tank cars which are then transported to wholesalers for final delivery. Plastics are delivered to manufacturers directly as well as to bulk distribution terminals for final motor carrier delivery.

All other products (6% of 2013 freight revenue): We transport a variety of other freight including building materials, waste and scrap, and petroleum products. Due to the efficiencies of rail transportation and the nature of the freight that we carry — high volumes of heavy freight shipped long distances — our service is often the most competitive mode of transportation for customers.

Customers

As of December 31, 2013, we served approximately 500 customers. In 2013, our 10 largest customers accounted for approximately 41% of our total freight revenue, with our largest customer accounting for approximately 8% of our total freight revenue.

Commercial Arrangements

A substantial portion of our freight revenue is generated under contracts and similar arrangements with either customers located on our line or the Class I railroads with which we connect. Contracts and arrangements vary in terms of duration, pricing, and volume requirements. We collect the majority of our revenue from Class I railroads and other business entities. Moreover, our railroad is often integrated into a customer’s facility and serves as an important component of that customer’s supply chain. In certain circumstances, our customers have made significant capital investments in facilities on or near our railroad (as in the case of industrial plants or major warehouses) or are geographically unable to relocate (as in the case of rock quarries). We believe the quality of our customers and our level of integration with their facilities provide a stable and predictable revenue base. In addition, due to our captive drayage (local trucking) company, FEC Highway Services, L.L.C., and our alliances with the Class I railroads that we connect with in Jacksonville — Norfolk Southern and CSX — we are able to extend our reach throughout North America. Almost all commercial arrangements are subject to some form of fuel surcharge program that protects us from sudden increases in fuel costs. Commercial agreements that are not subject to a fuel surcharge program can typically be cancelled on short notice. Individual contracts and arrangements vary in terms of duration, pricing and volume requirements, but can generally be categorized as follows:

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

Quoted rate, or tariff: In the remaining cases, our railroad generates freight revenue using a rate per unit based on the type of freight service and market environment. Rates can typically be adjusted upon 30-days notice although some of our larger customers often request a private rate that provides more price certainty over a longer period of time. While we do not serve private rate customers under signed contracts in these cases, we have long standing relationships with our customers and, in many instances, we are the only rail service provider available to customers. Moreover, the heavy nature of the freight shipped by the customer and/or the long distances carried competitively positions us favorably versus other modes of transportation.

Non-Freight Revenue

In addition to providing freight services, we also generate non-freight revenue from other sources such as car hire and demurrage (allowing our customers and other railroads to use our railcars for storage or transportation in exchange for a daily fee), real estate lease income, ancillary dray charges, switching (managing and positioning railcars within a customer’s facility), and other transportation services.

A summary of our non-freight revenue generated during 2013 and 2012 is presented in the table below:

	December 31, 2013	December 31, 2012
	(in thousands)
Car hire income	$6,425	$6,463
Other non-freight revenue	3,562	4,129
Dray accessorial revenue	2,508	2,132
Real estate lease income	2,174	1,950
Demurrage and Storage	1,989	1,880
Railcar switching	293	390
Locomotive lease revenue	8	294
Total	$16,959	$17,238

Employees

As of December 31, 2013, we had approximately 618 employees, of which approximately 408 employees are represented by the following labor unions: United Transportation Union (“UTU”), train and engine service, Brotherhood of Maintenance of Way Employees (“BMWE”), track maintenance, structures and roadway shop, and International Brotherhood of Electrical Workers (“IBEW”), agents and clerical, carmen, maintenance of equipment foreman, signals and communications, train dispatchers, electricians, machinists, sheetmetal workers and shop laborers. In total, we are party to 9 labor agreements. We have developed a standard template with which to negotiate with the unions and are confident of our ability to satisfy them.

In 2011 and 2012, we successfully ratified bargaining agreements with the UTU and BMWE. The UTU agreement was extended until the end of 2012 and the BMWE agreement was extended until the end of 2014.  Under terms of the Railway Labor Act, the collective bargaining agreements that reached the amendable date of December 31, 2012 must maintain the status quo until agreement of modifications is reached.  In these cases, work rules and compensation remain unchanged until the new language is concluded and ratified by the represented employee group.

Railroad industry personnel are covered by the Railroad Retirement System instead of Social Security. Our contributions under the Railroad Retirement System have been approximately triple those of employees in industries covered by Social Security. The Railroad Retirement System, funded primarily by payroll taxes on covered employers and employees, includes a benefit roughly equivalent to Social Security (“Tier I”), an additional benefit similar to that allowed in some private defined-benefit plans (“Tier II”), and other benefits. For 2013, the Railroad Retirement System required up to a 20.25% contribution by railroad employers on eligible wages, while the Social Security and Medicare Acts only required a 7.65% contribution on similar wage bases.

Safety

We endeavor to conduct safe railroad operations for the benefit and protection of employees, customers and the communities we serve. Our safety program involves all of our employees and is administered by our safety group. Operating personnel are trained and certified in train operations, hazardous materials handling, personal safety and all other areas subject to federal regulations. Each employee involved in train operations is subject to pre-employment and random drug testing as required by federal regulation. We believe that we comply in all material respects with federal, state, and local regulations. We also participate in committees of the AAR, governmental and industry sponsored safety programs including Operation Lifesaver (the national grade crossing awareness program) and numerous American Short Line and Regional Railroad Association Committees.

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

In September 2006, the Florida Department of Environmental Protection (“FDEP”) notified us and an adjacent property owner that they had been identified as potentially responsible parties (“PRPs”) as a result of an investigation into contaminated groundwater in Fort Pierce, Florida. As of December 31, 2013, we had accrued $1.3 million related to the alleged contamination, of which, $0.3 million is expected to be paid over the next year. In April 2012, we reached an agreement with FDEP that our scope of testing was complete and we can initiate a pilot remediation of the property. We have completed a competitive review of remediation proposals and selected a contractor to begin the pilot in early 2013. The pilot remediation is in the final stages with preliminary effective results in reducing contaminates in the groundwater.  Further assessment of the primary source is planned by us to refine the treatment strategy and establish an updated accrual estimate for remediating the site with completion in early second quarter of 2014.

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

Insurance

We maintain liability and property insurance coverage. Our primary liability policies have self-insured retentions of up to $2.0 million per occurrence. In addition, we maintain excess liability policies that provide supplemental coverage for losses in excess of our self-insured retention.

With respect to the transportation of hazardous commodities, our liability policies cover sudden releases of hazardous materials, including expenses related to evacuation, up to the same excess coverage limits and subject to the same self-insured retentions. Personal injuries associated with grade crossing accidents are also covered under liability policies.

Work related injuries are addressed by the Federal Employers’ Liability Act (the “FELA”), a fault-based system under which resulting claims for injury or death may be resolved by negotiation or litigation. FELA-related claims are covered under our liability insurance policies. Truck owners / operators of our Highway Services business are covered under occupational accident policies.

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

Industry Structure

The AAR classifies railroads operating in the United States into one of three categories based on the amount of revenues and track miles. Class I railroads, those with over $433.2 million in revenues, represent a vast majority of total rail revenues. Regional and local/short line railroads also operate in the United States. The primary function of these smaller railroads is to provide feeder traffic to the Class I carriers.

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

•                                                    Rail benefits from lower loading and unloading costs

The railroad industry has increased its share of freight ton-miles compared to other forms of freight transportation over the past quarter century due to its ability to haul heavy products over long distances more efficiently and at a lower cost. Since 1980, the railroad industry has continually improved its cost competitiveness compared to other forms of freight transportation as it consumes less fuel and has lower labor costs per ton transported than other forms of freight transportation. Railroads’ cost per ton-mile has decreased as a result of significant reductions to labor and rolling stock requirements and the spinning off of less dense network segments. According to the AAR, railroads are estimated to be approximately four times more fuel efficient than truck transportation while a single train can haul the equivalent of up to 280 trucks. Additionally, as the price of fuel has increased over the past several years, the fuel efficiency advantage of railroads as compared to other forms of freight transportation has grown. In 1980, one gallon of diesel fuel moved one ton of freight by rail an average of 235 miles, versus 2009 where the equivalent gallon of fuel moved one ton of freight an average of 480 miles by rail — representing a 104% increase over 1980. As a result, the railroad industry’s share of U.S.freight ton-miles has steadily increased from 30% in 1980 to 43% in 2007.

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

The Federal Railroad Administration (“FRA”) regulates railroad safety and equipment standards, including track maintenance, handling of hazardous shipments, locomotive and rail car inspection and repair requirements, and operating practices and crew qualifications.

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

Risks Related to Our Business

Adverse macroeconomic and business conditions, particularly in the State of Florida and the southeast, could have an adverse impact on our business.

The decline in economic activity in the United States and throughout the world may have an adverse impact on our business. The global financial markets may experience significant volatility and disruption. Macroeconomic, business and financial disruptions could have a material adverse effect on our operating results, financial condition and liquidity. In particular, our freight traffic is generally affected by overall economic conditions in Florida and the southeast United States. Our largest carload market, aggregates, is highly dependent upon the residential construction market, the commercial construction market and state and federal highway construction, each of which have been negatively affected by the recent economic conditions. The pace of residential construction as well as the level of state and federal highway and other public projects affect the amount of aggregate loadings that our customers request. During the recent economic downturn, the State of Florida has experienced an unprecedented decline in homebuilding. The condition of international economies, including the Caribbean, South America, Europe and Asian economies, can also affect our intermodal traffic.

We receive significant business from our customers who utilize the Port of Miami and Port Everglades for shipping and cargo activity. Our railroad relies on these Ports to serve cargo ships on behalf of our customers for import and export freight. The decline of imports or exports at these Ports could have a material adverse effect on our operating results, financial condition and liquidity. We plan to establish intermodal container rail service on its own rail line leading into the Port of Miami for an estimated cost to the Company of $9.1 million (see Note 15). In addition, we plan to construct a new Florida East Coast Intermodal Transfer Facility on Port Everglades, Florida for an estimated total cost of approximately $53 million, $30 million of which will be funded through a State Infrastructure Bank (SIB) loan, $18 million of which will be from a Florida Department of Transportation (FDOT) grant and $5 million from our capital budget. We have been awarded the entire $18 million of the FDOT grant as of December 31, 2012. These investments could be at risk should the volumes not support the investments.

Our customers and suppliers are directly affected by economic downturns.  As they face credit issues and experience cash flow problems, the demand for our rail services could decrease or our receipt of payment could be delayed. Adverse economic conditions could also affect our costs for insurance and our ability to acquire and maintain adequate insurance coverage for risks associated with the railroad business if insurance companies experience credit downgrades or bankruptcies. Changes in governmental banking, monetary and fiscal policies to stimulate the economy, restore liquidity and increase credit availability may not be effective. It is difficult to determine the depth and duration of any economic and financial market problems and the many ways in which they may impact our customers, suppliers and our business in general. Given the asset-intensive nature of our business, any economic downturn increases the risk of significant asset impairment charges since we are required to assess for potential impairment of non-current assets whenever events or changes in circumstances, including economic circumstances, indicate that the respective asset’s carrying amount may not be recoverable. This may limit our ability to sell our assets to the extent we need, or find it desirable, to do so.

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

Worsening of macroeconomic, business and financial conditions, particularly in the State of Florida and the southeast United States, could have a material adverse effect on our operating results, financial condition and liquidity.

Rising fuel costs could materially adversely affect our business.

Fuel costs were approximately 12.4%, 12.8% and 14.1% of our total operating revenue for the years ended December 31, 2013, 2012, and 2011, respectively.  Fuel prices and supplies are influenced significantly by international, political and economic circumstances. If fuel supply shortages or unusual price volatility were to arise for any reason, the resulting higher fuel prices would significantly increase our operating costs. Increases in fuel price may be passed along to customers through a “fuel surcharge” or otherwise, though often with delayed effect. However, there are no assurances that these surcharges will cover the entire fuel price increase for a given period, or that competitive market conditions will allow us to pass along this cost.

As part of our railroad operations, we frequently transport hazardous materials, the accidental release of which could have an adverse effect on our operating results, financial condition and liquidity.

We are required to transport hazardous materials to the extent of our common carrier obligation. An accidental release of hazardous materials could result in significant loss of life and extensive property damage. The associated costs could have an adverse effect on our operating results, financial condition and liquidity. In 2013, approximately 1.0% of our moves were related to hazardous materials.

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

The railroad industry in the United States is dominated by a small number of Class I carriers that have substantial market control and negotiating leverage. Approximately 55% of our traffic for the year ended December 31, 2013 was interchanged from CSX and Norfolk Southern, each a Class I carrier, and South Central Florida Express, a regional short line railroad. In addition, approximately 53% of our total freight revenue for the year ended December 31, 2013 was derived from Class I traffic. No single customer represented more than 10% of our total freight revenue for the year ended December 31, 2013. Our ability to provide rail service to our customers depends in large part upon our ability to maintain cooperative relationships with Class I carriers and certain other customers with respect to, among other matters, freight rates, car supply, switching, interchange, fuel surcharges and trackage rights (an arrangement where the Company that owns the line retains all rights, but allows another company to operate over certain sections of its track). In addition, loss of customers or service interruptions or delays by our Class I and other interchange partners relating to customers who ship over our track may decrease our revenue. Furthermore, the ability of Class I carriers, in particular CSX and Norfolk Southern, to market and service southbound traffic into the Florida market will affect the amount of traffic we move.

Although our operations served approximately 500 customers in 2013, freight revenue from our 10 largest freight revenue customers accounted for approximately 41.1% of our total freight revenues for the year ended December 31, 2013. In addition, we have three primary aggregate customers with operations in south Florida whose freight revenues represented approximately 13.3% of our total freight revenues for the year ended December 31, 2013 (of the three primary aggregate customers, none accounted for more than 10% of total freight revenue individually). Our revenues are affected by the demand for aggregate material, primarily in Florida, and the ability of these customers to supply this natural raw material efficiently and effectively. Substantial reduction in business with or loss of important customers could have a material adverse effect on our business and financial results.

The track maintenance tax credit was not renewed by Congress after its expiration on December 31, 2013.

In 2013, we received approximately $4.7 million from the assignment of 2012 and 2013 tax credits for certain track maintenance expenditures pursuant to Section 45G of the Internal Revenue Code. In January 2013, Congress passed an extension of Section 45G tax credits for 2012 and 2013 track maintenance expenditures under the Short Line Railroad Rehabilitation and Investment Act of 2013. The Section 45G tax credit expired on December 31, 2013 and has not been extended.

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

We have obtained insurance coverage for losses sustained by our railroad arising from personal injury and for property damage in the event of derailments or other incidents. Personal injury claims made by our railroad employees are subject to the Federal Employers’ Liability Act (FELA) rather than state workers’ compensation laws. Currently, we are responsible for the first $2.0 million of expenditures per each incident under our general liability insurance policy and $0.75 million of expenditures per each incident under our property insurance policy. Severe accidents or personal injuries could cause our liability to exceed our insurance limits which might have a material adverse effect on our business and financial condition. Our annual insurance limits are $200.0 million and $25.0 million on liability and property, respectively. In addition, adverse events directly and indirectly attributable to us, including such things as derailments, accidents, discharge of toxic or hazardous materials, or other like occurrences in the industry, can be expected to result in increases in our insurance premiums or our self insured retentions and could result in limitations to the coverage under our existing policies.

Our inability to efficiently utilize our rail car and intermodal fleet could have an adverse effect on our operations and financial condition.

We earn per diem rents on the use of our rail car and intermodal fleet of equipment based on other railroads’ or transportation service providers’ use of the equipment. Future significant downturns in the overall U.S. economy, equipment obsolescence or reduced market demand for our car and/or intermodal fleet, or efforts by other railroads or transportation providers to improve equipment utilization practices or increase or decrease the size of their equipment fleets could affect the utilization of and per diem rents for our equipment.  Further, these items could have a negative effect on our operational fluidity, leading to deterioration of service, asset utilization and overall efficiency.

Shared use of our railroad corridor with passenger railroad operations could have an adverse effect on our ability to utilize our railway efficiently, which could impact our operations and financial condition.

In December 2007, we granted to FDG Passenger ROW Holdings LLC (“FDG Passenger”), a subsidiary of FECI, a permanent, perpetual and exclusive easement for purposes consistent with, or relating to, commuter rail and transit passenger railroad operations, subject to certain exceptions. If FDG Passenger were to commence operating a passenger railroad on our railway corridor pursuant to the right granted by the passenger rail easement, without infrastructure improvement and additional capacity on our network we could be required to reduce our levels of freight volume as a result of sharing the corridor, which could have an adverse effect on our ability to utilize our railway efficiently, which may impact our operations and financial condition. We may also incur additional liability, casualty and property risks as a result of shared use of the corridor with passenger railroad operations, which could also adversely affect our operations and financial condition.  In February 2014, we amended this agreement to include an allocation of shared costs.

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

As of December 31, 2013, our total indebtedness was approximately $641 million, including the Senior PIK Toggle Notes and the 8 1 / 8 % Notes, which represented approximately 71% of our total capitalization. Our substantial indebtedness could have important consequences, including:

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

Holdings Corp. has no operations of its own and it derives all of its revenues and cash flows from FECR Corp. and its subsidiaries. FECR Corp. is a separate and distinct legal entity and has no obligation, contingent or otherwise, to make any funds available to pay Holdings Corp., whether by dividend, distribution, loan or other payments.  Holdings Corp. will depend on FECR Corp. (and any other subsidiaries that Holdings Corp. may form in the future) for dividends and other payments to generate the funds necessary to meet Holdings Corp.’s financial obligations, including payments of principal and interest on the Senior PIK Toggle Notes. Legal and contractual restrictions in agreements governing current and future indebtedness, as well as the financial condition and operating requirements of FECR Corp., may limit Holdings Corp.’s ability to obtain cash from FECR Corp. The indenture governing the 8 1 / 8 % Notes restricts FECR Corp.’s ability to pay cash dividends and make other distributions or loans to Holdings Corp. Although Holdings Corp. is a guarantor with respect to the 8 1 / 8 % Notes, Holdings Corp.’s dependence on its subsidiaries to service its financial obligations results in this guarantee providing little, if any, additional credit support for the 8 1 / 8 % Notes. In addition, the earnings from, or other available assets of, FECR Corp. may not be sufficient to pay dividends or make distributions or loans to enable Holdings Corp. to make payments in respect of the Senior PIK Toggle Notes when such payments are due. Furthermore, even if such earnings were sufficient, the agreements governing the current and future indebtedness of FECR Corp. may not permit FECR Corp. to provide us with sufficient dividends, distributions or loans to fund interest and principal payments on the Senior PIK Toggle Notes when due.

Despite our substantial indebtedness level, we and our subsidiaries will still be able to incur significant additional amounts of debt, which could further exacerbate the risks associated with our substantial indebtedness.

Subject to specified limitations, the indenture governing the notes permits Holding Corp. to incur additional debt. Further, the indenture governing the Senior PIK Toggle Notes, the indenture governing the 8 1 / 8 % Notes and the ABL Facility each permit our subsidiaries to incur additional debt. Currently, FECR Corp. has an outstanding SIB Loan with FDOT.  The SIB Loan required as additional collateral through July 1, 2017, a standby letter of credit in the amount of $3 million (the “Standby Letter of Credit Collateral”). On February 1, 2013, the Company posted the Standby Letter of Credit Collateral by accessing the letter of credit line of the ABL Facility, reducing availability under the ABL Facility to $27.0 million. If new debt is added to our or any subsidiary’s current debt levels, the risks described above could intensify.

Inability to refinance the ABL Facility may require the Company to deliver alternative cash collateral or pay down the SIB Loan

The SIB Loan required the borrower to post $3.0 million Standby Letter of Credit with FDOT through July 1, 2017. On February 1, 2013, the Company posted the Standby Letter of Credit Collateral by accessing the letter of credit line of the ABL Facility. The ABL Facility matures on January 25, 2015. In the event the Company is not able to refinance the ABL Facility or obtain another a letter of credit facility, the Company may be required to post $3.0 million cash collateral with FDOT or pay down the SIB Loan by $3.0 million in substitution of the Standby Letter of Credit.

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

The SIB Loan contains covenants and conditions to disbursements customarily contained in construction loans and loans from governmental entities. The SIB Loan requires annual audits by the State of Florida as required by Florida law. In addition, FDOT has the right to annul the SIB Loan if a request for disbursement is not made within six months of the first scheduled disbursement (October 1, 2013) or, at anytime, suspend or terminate FDOT’s remaining obligations under the SIB Loan if the ICTF construction project is abandoned or if the ICTF construction project is rendered improbable, infeasible, impossible, or illegal. FDOT also has the right to unilaterally cancel the SIB Loan in the event the Company refuses to allow public access to all documents, papers, letters or other materials subject to the provisions of Chapter 119, Florida Statutes, and made or received in conjunction with the SIB Loan. FDOT’s obligation to make advances under the SIB Loan is contingent upon the annual appropriation of the Florida legislature and there is no assurance that the Florida legislature will make such appropriations.

A default under the SIB Loan may adversely affect the 8 1 / 8 % Notes.

The SIB Loan contains customary events of default, including, failure to make a loan payment when due for more than 5 days, a warranty or representation is found to be untrue in any material respect, a bankruptcy or insolvency, failure to provide or restore the Standby Letter of Credit Collateral, or a material covenant breach or failure to provide notice of a material covenant breach within the times periods set forth in the SIB Loan. As a condition to making the SIB Loan, FDOT required and was granted a first priority lien on certain fixtures (including rail trackage) and equipment included in the collateral securing 8 1 / 8 % Notes. A default under the SIB Loan may result in the seizure of collateral securing the 8 1 / 8 % Notes and default under the indenture governing the 8 1 / 8 % Notes.

We may not be able to generate sufficient cash to service the 8 1 / 8 % Notes, the SIB Loan or our other indebtedness, and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

Our ability to make scheduled payments on or to refinance our debt obligations depends on our financial condition and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We may not be able to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on the notes or our other indebtedness. Any payments we make directly or indirectly to our parent companies would reduce the level of cash available to us to make the scheduled payments in respect of the 8 1 / 8 % Notes, the SIB Loan and other indebtedness.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Track and Equipment

Track

We own a railroad right-of-way, generally 100-feet wide, along the east coast of Florida extending for 351 miles from Jacksonville to Miami, used for our railroad operations. We also own/lease and operate approximately 270 miles of branch, switching and other secondary track, 115 miles of yard track, various rail car marshalling yards, trailer/container and automobile loading and unloading facilities, signaling system facilities, and a number of operating offices, shops and service house buildings.

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

Locomotives and Railcars (“Rolling Stock”)

As of December 31, 2013, we owned or leased 59 diesel electric locomotives, 4,654 freight cars, 1,457 trailers, containers and chassis for highway revenue service, numerous pieces of rail-mounted work equipment and numerous automobiles used in maintenance and transportation operations. Generally, our equipment is in good physical condition, considering its years of service and operating utilization.

A summary of the rolling stock owned and leased by us at the end of 2013 is presented in the table below:

Railcars				Locomotives
Type	Owned	Leased	Total	Horsepower / Unit	Owned	Leased	Total

Open Hopper Cars	852	—	852	2000hp / GP 38—2	5	—	5

Flat Cars	144	3,401	3,545	3000hp / GP 40	1	—	1

Gondolas	24	95	119	3000hp / GP 40—2	20	—	20

Auto:				3000hp / GP 40—3	6	—	6

Carrier Railcar	—	50	50	3000hp / SD 40—2	16	—	16

Racks	88	—	88	4300hp / SD 70M—2	—	11	11

Containers/Chassis:

53ft	162	503	665

40/53 ft	5	337	342

Trailers:

53ft	159	—	159

48ft or less	291	—	291

Other Misc. Railcars	68	19	87

Totals	1,793	4,405	6,198		48	11	59

The average age of our locomotives is 33 years as compared to a depreciable life of 60 years for new locomotives. The average age of our railcars is 30 years as compared to depreciable life of 55 years for a new railcar.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

FECR Rail Holdings, LLC, our ultimate parent, an entity wholly owned by private equity funds managed by affiliates of Fortress, owns approximately 99.03% of our outstanding common stock. There is no established public trading market for our common stock.

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

The selected historical consolidated financial data for the years ended December 31, 2009 through 2013, have been derived from the audited historical Consolidated Financial Statements of FECR.

	Year Ended December 31, 2009	Year Ended December 31, 2010	Year Ended December 31, 2011	Year Ended December 31, 2012	Year Ended December 31, 2013
	(in thousands)
STATEMENT OF OPERATIONS DATA:
Operating revenue	$181,067	$200,023	$213,305	$246,823	$279,081

Operating expenses	153,251	157,011	178,308	193,803	206,861

Operating income	27,816	43,012	34,997	53,020	72,220

Interest income (expense)	(54,430)	(66,250)	(57,420)	(58,815)	(60,135)

Other income (loss)	(2,880)	(368)	(44)	85	61

Income (loss) before income taxes	(29,494)	(23,606)	(22,467)	(5,710)	12,146

Provision for income taxes	—	—	14,851	7,604	12,138

Net income (loss)	$(29,494)	$(23,606)	$(37,318)	$(13,314)	$8

	As of December 31,
	2009	2010	2011	2012	2013
	(in thousands)
BALANCE SHEET DATA:
Total assets	$861,131	$848,809	$871,949	$873,187	$905,784
Total long-term debt, including current maturities	601,594	601,185	609,854	625,969	641,262
Series A Redeemable Preferred Stock	21,049	23,912	—	—	—
Total stockholders’ equity	199,014	176,094	178,761	165,196	162,444

	Year Ended December 31, 2009	Year Ended December 31, 2010	Year Ended December 31, 2011	Year Ended December 31, 2012	Year Ended December 31, 2013
	(in thousands, except freight units)
OTHER DATA:
Freight units	372,487	421,801	428,120	475,667	501,962
Dividends paid	$20,000	$—	$—	$—	$—
Capital Expenditures	$14,005	$16,009	$25,668	$22,403	$48,006

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We own and operate a premier 351-mile freight railroad along the east coast of Florida from Jacksonville to Miami. Our railroad is one of only two major freight railroads serving Florida. We operate at a high level of density, which means that we carry a high number of units per track mile. In 2013, we carried approximately 1,430 units per mainline track mile, which we believe is more than any of the Class I railroads in the United States.

In 2013, we transported over 501,000 units on our railroad comprising various types of freight for over 500 customers. We transport products such as intermodal containers and trailers, crushed rock (aggregate), automobiles, food, and other industrial products. We are a major hauler of aggregate in the State of Florida and a key conduit for the transportation of automobiles into South Florida.

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

Our Business

We generate rail-operating revenues primarily from both the movement of freight in conventional freight cars and intermodal shipments of containers and trailers on flatcars. We count each move of a freight car, container or trailer on our line as one unit. We also generate revenue from dray moves (drayage is the movement of containers or trailers by truck to and from the rail yard). Non-freight operating revenues are derived from car hire and demurrage (allowing our customers and other railroads to use our railcars for storage or transportation in exchange for a daily fee), real estate lease income, ancillary dray charges, switching (managing and positioning railcars within a customer’s facility), and other transportation services.

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

Managing Business Performance

We manage our business performance by attempting to (i) grow our freight and non-freight revenue, (ii) drive financial improvements through a variety of cost-savings initiatives, and (iii) strive to utilize assets to maximum capacity while still supporting future growth, and (iv) continued focus on safety to lower the risks and costs associated with operating our business.

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

2013 Highlights

•                  Operating revenue increased $32.3 million primarily driven by ongoing yield management efforts and increased volumes.

•                  Expenses increased $13.1 million mostly driven by labor & benefits and purchased services, partially offset by a reduction in other expenses.  The labor and benefits increase was driven by hiring additional union labor in anticipation of increased retirements.  In addition, the Company continues to increase its direct sales force.

•                  Operating income increased $19.2 million, or 36.2%, to $72.2 million.

•                  Operating ratio was 74.1% a 4.4 basis point increase from 2012.

	2013	2012	2011
Volume	501,962	475,667	428,120

(dollars in thousands)
Revenue	$279,081	$246,823	$213,305
Expenses	206,861	193,803	178,308
Operating income	$72,220	$53,020	$34,997
Operating Ratio	74.1%	78.5%	83.6%

Financial Results of Operations

Comparison of Operating Results for the Year Ended December 31, 2013 and 2012

Operating Revenue

The following table compares freight revenues, units, and average freight revenue per unit (RPU) for the year ended December 31, 2013 and 2012 (in thousands, except units and RPU):

	Year ended December 31,
	Units*			Revenue			RPU
	2013	2012	% Var	2013	2012	% Var	2013	2012	% Var
Intermodal	385,007	372,996	3%	$165,238	$148,928	11%	$429	$399	8%
Crushed Stone (Aggregate)	69,195	62,683	10%	40,780	36,213	13%	589	578	2%
Food Products	12,082	11,053	9%	13,610	12,451	9%	1,126	1,126	—
Motor Vehicles & Equipment	11,185	8,493	32%	15,425	11,569	33%	1,379	1,362	1%
Chemicals	7,026	4,022	75%	11,574	6,785	71%	1,647	1,687	(2)%
Other	17,467	16,420	6%	15,495	13,639	14%	887	831	7%
Carload Subtotal	116,955	102,671	14%	96,884	80,657	20%	828	786	5%
Total Freight Revenue	501,962	475,667	6%	262,122	229,585	14%	522	483	8%
Non-Freight				16,959	17,238	(2)%
Total Revenue				$279,081	$246,823	13%

* The units for 2012 have been restated to conform to the 2013 presentation. In June 2012, we made a policy change and began including certain Intermodal revenue empty container moves.

Intermodal revenue increased in line with both RPU and higher volume.  The increase in RPU was due to improved yield management as we strived to price to the value of our service. The increase in volume is a result of continued efforts to convert truck freight to rail.

Net carload revenue increased primarily due to:

•                  Chemicals revenues increased primarily due to increased ethanol shipments related to a new transload facility coming on-line.

•                  Motor Vehicles & Equipment revenues increased primarily due to a new multi-year contract that began in the fourth quarter of 2012.

•                  Crushed Stone (Aggregate) revenues increased primarily due to increases in infrastructure projects in Florida and the expansion of the Fort Lauderdale airport.

•                  Food Products revenues increased driven by additional volumes from new and existing customers.

•                  Other revenues increased primarily due to ongoing yield management efforts.

Non-freight revenues decreased primarily due to the expiration of an administration fee that ended December 31, 2012.

Operating Expenses

The following table sets forth the operating revenue and expenses for our consolidated operations for the periods indicated (dollars in thousands):

	Year ended December 31,
	2013	2012	$ Variance
Operating revenue	$279,081	$246,823	$32,258
Operating expenses:
Labor and benefits	55,381	48,585	(6,796)
Purchased services	54,422	44,808	(9,614)
Diesel fuel	34,598	31,689	(2,909)
Depreciation and amortization	26,228	27,013	785
Equipment rents	16,430	13,423	(3,007)
Net loss on sale and impairment of assets	630	3,351	2,721
Other expenses	19,172	24,934	5,762
Total operating expenses	$206,861	$193,803	$(13,058)
Operating income	$72,220	$53,020	$19,200

Operating expenses increased to $206.9 million for the year ended December 31, 2013, from $193.8 million for the year ended December 31, 2012, an increase of $13.1 million, or 6.7%. Set forth below is additional detail regarding changes in our operating expenses:

•                  Labor and benefits increased due to additional headcount.  The increase was driven by hiring additional union labor in anticipation of increased retirements.  In addition, the Company continues to increase its direct sales force.

•                  Purchased services increase was mainly due to increased volume which resulted in increased purchased transportation and lift expenses.

•                  Diesel fuel increased primarily due to an increase in the volume of fuel used, partially offset by lower fuel price.

•                  Depreciation and amortization remained relatively consistent for the comparable periods.

•                  Equipment rents increased mainly due to increased car hire expense, as well as increased rental expense for leased containers associated with higher intermodal volumes.

•                  Net loss on sale and impairment of assets decreased due to the impairment loss related to hopper cars in 2012.

•                  Other expenses decreased mainly due to the reinstatement of the track maintenance agreement reimbursement program (Internal Revenue Code Section 45G Tax Credit), which was not in place in 2012.

Other Income (Expense)

Interest Expense (net of interest income). Interest expense increased $1.3 million, or 2.2%, to $60.1 million for the year ended December 31, 2013 from $58.8 million for the year ended December 31, 2012. The increase in interest expense is due to increased debt related to the interest on the Senior PIK Toggle Notes which were paid in kind.

Other Income (Loss). Other income (loss) remained relatively consistent for the comparable periods.

Provision for Income Taxes. For the year ended December 31, 2013, we believe that it is more likely than not that our net operating losses expected to be generated by the Company in 2013 will expire unused. Accordingly, we recognized tax expense in the amount of $12.1 million for the year ended December 31, 2013. For the year ended December 31, 2012, we recognized tax expense in the amount of $7.6 million.

Comparison of Operating Results for the Year Ended December 31, 2012 and 2011

Operating Revenue

The following table compares freight revenues, units, and average freight revenue per unit (RPU) for the years ended December 31, 2012 and 2011 (in thousands, except units and RPU):

	Year ended December 31,
	Units*			Revenue			RPU
	2012	2011	% Var	2012	2011	% Var	2012	2011	% Var
Intermodal	372,996	350,608	6%	$148,928	$129,000	15%	$399	$368	8%
Crushed Stone (Aggregate)	62,683	42,738	47%	36,213	25,729	41%	578	602	(4)%
Food Products	11,053	8,828	25%	12,451	10,344	20%	1,126	1,172	(4)%
Motor Vehicles & Equipment	8,493	6,583	29%	11,569	8,714	33%	1,362	1,324	3%
Chemicals	4,022	3,831	5%	6,785	6,647	2%	1,687	1,735	(3)%
Other	16,420	15,532	6%	13,639	14,110	(3)%	831	908	(8)%
Carload Subtotal	102,671	77,512	32%	80,657	65,544	23%	786	846	(7)%
Total Freight Revenue	475,667	428,120	11%	229,585	194,544	18%	483	454	6%
Non-Freight				17,238	18,761	(8)%
Total Revenue				$246,823	$213,305	16%

* The units for 2011 and 2012 have been restated to conform to the 2013 presentation. In June 2012, we made a policy change and began including certain Intermodal revenue empty container moves.

Intermodal revenue increased in line with both RPU and higher volume.  The increase in RPU was due to improved yield management as we strived to price to the value of our service.  The increase in volume is a result of continued efforts to convert truck freight to rail.

Net carload revenue increased primarily due to:

•                  Crushed Stone (Aggregate) revenues increased primarily due to increases in infrastructure projects in Florida and the expansion of the Fort Lauderdale airport.

•                  Motor Vehicles & Equipment revenues increased due to continued volume recovery from the earthquakes in Japan during 2011, and increased volumes for other car manufacturers, as well as price improvements. In addition, revenues increased due to a new multi-year contract that began in the fourth quarter of 2012.

•                  Food Products revenues increased primarily driven by a customer’s manufacturing facility coming back online at the beginning of 2012.

•                  Chemicals revenues remained relatively consistent for the comparable periods.

•                  Other revenues decreased primarily due to lower housing related shipments

Non-freight revenues decreased primarily due to the sale of locomotives that were previously under lease.

Operating Expenses

The following table sets forth the operating revenue and expenses for our consolidated operations for the periods indicated (dollars in thousands):

	Year ended December 31,
	2012	2011	$ Variance
Operating revenue	$246,823	$213,305	$33,518
Operating expenses:
Labor and benefits	48,585	46,622	(1,963)
Purchased services	44,808	35,979	(8,829)
Diesel fuel	31,689	29,987	(1,702)
Depreciation and amortization	27,013	27,249	236
Equipment rents	13,423	11,607	(1,816)
Net loss on sale and impairment of assets	3,351	1,906	(1,445)
Other expenses	24,934	24,958	24
Total operating expenses	$193,803	$178,308	$(15,495)
Operating income	$53,020	$34,997	$18,023

Operating expenses increased to $193.8 million for the year ended December 31, 2012, from $178.3 million for the year ended December 31, 2011, an increase of $15.5 million, or 8.7%. Set forth below is additional detail regarding changes in our operating expenses:

•                  Labor and benefits increased due to general wage inflation and higher health and welfare costs.

•                  Equipment rents increased due to higher car hire expense related to increased volumes. In addition, in March 2012, we cancelled a haulage agreement which caused the car hire expense to become our obligation.

•                  Purchased services increased mainly due to purchased rail services.

•                  Diesel fuel increased primarily due to an increase in the average price of fuel. The average price of fuel was $3.41 per gallon for the year ended December 31, 2012 compared to the average price per gallon of $3.26 for the year ended December 31, 2011.  The increase in fuel cost was partially offset by efficiencies in fuel usage for the comparable periods.

•                  Net loss on sale and impairment of assets increased due to the impairment loss of $3.3 million related to hopper cars in 2012.

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

Provision for Income Taxes. For the year ended December 31, 2012, we believe that it is more likely than not that our net operating losses expected to be generated by the Company in 2012 will expire unused. Accordingly, we recognized tax expense in the amount of $7.6 million for the year ended December 31, 2012. For the year ended December 31, 2011, we recognized tax expense in the amount of $14.9 million.

Liquidity and Capital Resources

The discussion of liquidity and capital resources that follows reflects our consolidated results and includes all of our subsidiaries. We have historically met our liquidity requirements primarily from cash generated from operations and borrowings under our credit agreements which are used to fund capital expenditures and debt service requirements. For the years ended December 31, 2013 and 2012, there was a net cash inflow from operations of $39.3 million and $33.5 million, respectively, primarily related to cash flow generated by operations.

We meet our liquidity requirements primarily from the following sources:

•                  Operating revenues generated from freight and non-freight revenues. Freight revenues include revenues derived from intermodal transports and carload shipments of a variety of goods such as aggregates (crushed stones), motor vehicles and food products. Non-freight revenues include car hire and demurrage, real estate lease income, ancillary dray charges, switching, and other transportation services.

•                  Borrowings and lines of credits, under which $475.0 million, principal amount of Senior Secured Notes, was outstanding, $159.9 million, principal amount of the Senior PIK Toggle Notes, $6.4 million, principal amount of the SIB Loan and $27.0 million was available for borrowing under the ABL Facility as of December 31, 2013. As of December 31, 2013 and 2012, $641.3 million and $626.0 million, respectively, were outstanding and there were no funds drawn on the ABL for both periods.

We expect that our cash flows from operations and existing credit facilities will be sufficient to meet our ongoing operating requirements, to fund capital expenditures for property, plant and equipment, and to satisfy our debt requirements. In addition, we closed the $30 million State Infrastructure Bank loan (the “SIB Loan”) on September 26, 2012. The purpose of the SIB Loan is to fund the costs associated with our construction of a new Florida East Coast Intermodal Transfer Facility (the “ICTF”) at Port Everglades which will serve our domestic and international segments. Proceeds of the SIB Loan will be advanced by the Florida Department of Transportation (“FDOT”) as construction proceeds on the ICTF. The total construction costs of the ICTF are expected to be $53 million, $30 million of which will be funded by the SIB Loan, $18 million of which will be funded by a grant from FDOT, and the balance of $5 million from our capital budget. Our current projections of cash flows from operations and the availability of funds under our ABL Facility (as further described below) are expected to be sufficient to fund our maturing debt and contractual obligations in the next several years. No assurance can be made that we will be able to meet our financing and liquidity needs as currently contemplated. See “Risk Factors—Risks Related to Our Indebtedness.”

Holdings Corp. is a holding company and, therefore, depends upon the performance of and distributions from our subsidiaries to meet its debt service obligations (including interest payments) under the Senior PIK Toggle Notes. Legal and contractual restrictions in agreements governing current and future indebtedness, as well as the financial condition and operating requirements of our direct subsidiary, FECR Corp., may limit Holdings Corp.’s ability to obtain cash from FECR Corp. The indenture governing the 8 1 / 8 % Notes and the ABL Facility contain covenants that restrict FECR Corp.’s ability to pay cash dividends and make other distributions or loans to Holdings Corp. The earnings from, or other available assets of, FECR Corp. may not be sufficient to pay dividends or make distributions or loans to enable Holdings Corp. to make payments in respect of the notes when such payments are due. In addition, even if such earnings were sufficient, we cannot assure you that the agreements governing the current and future indebtedness of FECR Corp. will permit FECR Corp. to provide us with sufficient dividends, distributions or loans to fund interest and principal payments on the notes when due. Holdings Corp. will be forced to accrue interest on a “paid-in-kind” basis, to the extent that distributions from FECR Corp. are not sufficient to fulfill the interest obligations under the Senior PIK Toggle Notes. Any interest accrued on a “paid-in-kind” basis will increase the overall cost of Holdings Corp.’s borrowings, as well as the cash ultimately required to fully satisfy Holdings Corp.’s obligations, under the Senior PIK Toggle Notes.  We paid $8.5 million interest due on August 1, 2013 in cash.

We have implemented capital spending programs designed to assure the ability to provide safe, efficient and reliable transportation services. For 2013, we invested approximately $48.0 million on capital expenditures of which approximately 57% will be used to sustain core infrastructure. The remaining capital investments are for locomotives, freight cars, technology and high return growth or productivity investments such as the new construction of the ICTF in Port Everglades which will serve our growing intermodal line of business.

We are committed to maintaining and improving our existing infrastructure and to position ourselves for long-term growth through expanding capacity.  As such, it is expected that the Company’s capital investments for 2014 will be significantly higher than previous years.

In January 2014, we entered into a Locomotive Purchase Agreement with General Electric Company.  The agreement provides for the Company to purchase twenty-four locomotives for a purchase price of approximately $55.4 million.  The Company has not finalized the financing of the locomotive purchase, however, anticipates that it may be a combination of current working capital and additional borrowings.

Further, we expect to complete the ICTF at Port Everglades which will be partially funded by the SIB Loan.  Remaining capital investments for 2014 will be concentrated on further expanding our mainline track to provide greater capacity for the future as well as maintaining our core infrastructure.

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

Cash Flow Information for the Years ended December 31, 2013, 2012, and 2011

Operating Activities

Cash generated by operating activities was $39.3 million for the year ended December 31, 2013 compared to cash provided by operating activities of $33.5 million for the year ended December 31, 2012. The increase in cash provided by operating activities of $5.8 million was primarily due to changes in working capital for the corresponding periods.

Cash generated by operating activities was $33.5 million and $35.5 million for the years ended December 31, 2012 and 2011, respectively. The decrease in cash provided by operating activities of $2.0 million was primarily due to changes in working capital for the corresponding periods.

Investing Activities

Cash used in investing activities was $45.8 million for the year ended December 31, 2013 compared to cash used in investing activities of $21.8 million for the year ended December 31, 2012. The increase in cash used by investing activities of $24.0 million was primarily related to an increase in capital expenditures for various projects in 2013 of $25.6 million, partially offset by proceeds from the sale of assets of $1.6 million primarily related to the 2013 sale of hopper freight cars.

Cash used in investing activities was $21.8 million and $11.8 million for the years ended December 31, 2012 and 2011, respectively. The increase in cash used by investing activities of $10.0 million was primarily related to the release of the interest reserve account of $4.0 million related to a 2011 refinancing as well as a reduction in proceeds from the sale of assets of $9.3 million off-set by a reduction in purchases of property of $3.3 million.

Financing Activities

Cash provided by financing activities was $2.2 million for the year ended December 31, 2013 compared to cash used in financing activities of $2.2 million for the year ended December 31, 2012.  The increase of cash provided by financing activities of $4.4 million was primarily due to proceeds from the issuance of long-term debt of $6.4 million and reduced financing costs of $0.2 million, partially offset by additional purchases of common shares outstanding of $2.2 million.

Long-term Debt

Senior Secured Notes

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

State Infrastructure Bank Loan

On September 26, 2012, Florida East Coast Railway, L.L.C. entered into a SIB Loan with FDOT. The SIB Loan provides for a loan of $30 million to fund, in part, the costs associated with the construction of a new Florida East Coast ICTF in Port Everglades which will serve our domestic and international business segments. Proceeds of the SIB Loan will be advanced by FDOT as construction proceeds on the ICTF. The total cost of the ICTF construction project is approximately $53 million, $30 million of which will be funded through the SIB Loan, $18 million of which will be from a FDOT grant (the “FDOT Grant”) and the balance of $5 million from our capital budget. We were awarded the entire $18 million of the FDOT Grant as of December 31, 2012.

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

The SIB Loan is fully and unconditionally guaranteed by the Florida East Coast Railway, L.L.C. In addition, as a condition to making the SIB Loan, FDOT required a first priority lien on certain fixtures (including rail trackage) and equipment included in the collateral securing the Senior Secured Notes. The SIB Loan specifically excludes land, rail equipment and motor vehicles from its lien. As a condition to FDOT making the first loan disbursement under the SIB Loan, the Company was required to post as additional collateral through July 1, 2017, a standby letter of credit in the amount of $3.0 million payable to FDOT, as beneficiary (the “Standby Letter of Credit Collateral”). On February 1, 2013, the Company posted the Standby Letter of Credit Collateral by accessing the letter of credit line of the ABL Facility, reducing availability under the ABL Facility to $27.0 million. The SIB Loan permits the Company, in lieu of posting the Standby Letter of Credit Collateral, at any time upon prior notice, to either pay down the principal of the SIB Loan by $3 million or substitute cash collateral.

Senior PIK Toggle Notes

On February 11, 2011, Holdings Corp. sold $130.0 million of 10 1 / 2% / 11 1 / 4 % Senior Payment in Kind Toggle Notes due 2017 (the “Senior PIK Toggle Notes”) in a private offering, for net proceeds of $127.7 million. The Senior PIK Toggle Notes are senior unsecured obligations that are not guaranteed by any of Holdings Corp.’s subsidiaries.

Holdings Corp. may redeem the notes in whole or in part at a redemption price of 102.5%, and 100%, plus accrued and unpaid interest thereon during the periods as follows: February 1, 2014 through January 31, 2015; and February 1, 2015 and thereafter, respectively.

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

Covenants

The indentures governing the Senior PIK Toggle Notes, the 8 1 / 8 % Notes and our ABL Facility contain certain covenants that limits and restricts us, and our restricted subsidiaries’ ability to, among other things, incur additional indebtedness; issue preferred and disqualified stock; purchase or redeem capital stock; make certain investments; pay dividends or make other payments on loans or transfer property; sell assets; enter into certain types of transactions with affiliates involving consideration in excess of $5.0 million; create liens on certain assets; and sell all, or substantially all, of our assets or merge with or into another company.  In addition, if availability under the ABL Facility is below $7.5 million during any future period, FECR Corp. will be subject to a minimum fixed charge coverage ratio (as defined in the ABL Facility) of 1.1 to 1.0.  As of December 31, 2013, we were in compliance with all debt covenants.

Contractual Obligations

The following table represents the minimum future payments on our long-term debt and our existing lease obligations as of December 31, 2013 (in thousands).

	Total	2014-2015	2016-2017	2018	After 2018
Long-term debt (1)	$705,812	$1,061	$678,047	$1,176	$25,529
Interest payments on long-term debt(2)	186,460	96,879	80,402	935	8,245
Operating lease obligations	18,668	9,042	6,314	935	8,245
Hialeah operating lease obligations(3)	15,948	10,500	5,448	—	—
Material Purchase obligations(4)	4,072	4,072	—	—	—
Total contractual obligations	$930,961	$121,554	$770,210	$3,991	$35,205

(1)                                  The long-term debt balance includes PIK interest payment that we have elected to PIK on February 1, 2014 of approximately $9.1 million, as well as the unamortized original issue discount of $1.5 million.

(2)                                  The semi-annual interest payment of the 8 1 / 8 % Senior Secured Notes has been paid through August 31, 2013.  The remaining interest payments are due on February 1 and August 1 of each year, through and including February 1, 2017.

The first, second, third and fourth semi-annual interest payments on the Senior PIK Toggle Notes were paid in kind on August 1, 2011, February 1, 2012, August 1, 2012 and February 1, 2013, respectively.  In addition, the Company has elected to pay in kind the interest payment due on February 1, 2014.  The remaining interest payments are due on February 1 and August 1 of each year, through and including August 1, 2017.  We may elect to pay interest on the Senior PIK Toggle Notes (1) entirely in cash, at a rate of 10.5%, (2) entirely by increasing the principal amount of the note or by issuing new notes for the entire amount of the interest payment, at a rate per annum equal to the cash interest rate of 10.5% plus 75 basis points (in each case, PIK interest), or (3) 50% as cash interest and 50% as PIK interest up to February 1, 2016.  After February 1, 2016, interest will be payable entirely in cash.  If we were to elect to pay all remaining interest payments in cash, with the exception of the first, second, third and fourth payments on August 1, 2011, February 1, 2012, August 1, 2012 and February 1, 2013, respectively, the interest would be as reflected in the table above.  Our ability to pay the Senior PIK Toggle Notes interest payments will be governed by net cash flows provided by operating activities each applicable year.

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

(4)                                  The Company has committed to purchase cranes for approximately $4.1 million related to the Port Everglades ICTF project.

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

Property, plant and equipment comprised 87.4% of our total assets as of December 31, 2013. These assets are stated at cost, less accumulated depreciation. We utilize the group-life method to classify, depreciate and retire the majority of our assets. Under the group-life method, assets with similar characteristics and intended use are assigned an asset class with a specific life. Assets are either recorded individually (locomotives, freight cars, vehicles, etc.) or as a “mass” asset (rail, ties, ballast, etc.) at the time of capitalization. All depreciable assets use the straight line method for depreciation based on an average life of the asset class.

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

Interest Rates. Our 8 1 / 8 % Notes issued on January 25, 2011 are fixed rate instruments, and therefore, would not be impacted by changes in interest rates. Our potential interest rate risk results from our ABL Facility as an increase in interest rates would result in lower earnings and increased cash outflows. We do not have any outstanding balances under the ABL Facility, but if we were to draw upon it, we would be subject to changes in interest rates.

Diesel Fuel. We are exposed to fluctuations in diesel fuel prices. Fuel costs represented 12.4% of total operating revenues during the year ended December 31, 2013. We participate in fuel surcharge programs which provide additional revenue to help offset the increase in fuel expenses. We utilize the Department of Energy’s Retail Diesel Fuel Price index to calculate the fuel surcharges that are charged to our customers. The fuel surcharges fluctuate with the price of diesel fuel with a lag of less than one month. Therefore, we believe that we have reduced the risk of fluctuating diesel fuel prices to a low level. We are continuing to optimize our fuel surcharge programs to reduce our risk to the lowest level possible.

Customer Concentration Risk. Although our operations served approximately 500 customers in 2013, freight revenue from our 10 largest customers accounted for approximately 41% of our total freight revenues for the year ended December 31, 2013 with no single customer representing more than 10% of our total freight revenue.  In addition, the top three aggregate customers with operations in south Florida whose freight revenues represented approximately 13.3% of our total freight revenues for the year ended December 31, 2013. Our revenues are affected by the demand for aggregate material, primarily in Florida, and the ability of these customers to supply this natural raw material efficiently and effectively. Substantial reduction in business with or loss of an important customer could have a material adverse effect on our business and financial results.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 1992 framework included in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the COSO framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2013.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the last fiscal year covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

On January 30, 2014, we disclosed in a Current Report on Form 8-K our agreement to purchase 24 locomotives from General Electric Company in 2014. Subsequently, we determined not to exercise our option to purchase an additional 6 locomotives. The material terms of this agreement have now been disclosed. We have now determined the agreement does not need to be filed as an exhibit contrary to the statement in our Form 8-K filed on January 30, 2014.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name, age and position of our directors and executive officers, as of December 31, 2013.

Name	Age	Position
Wesley R. Edens	52	Chairman of the Board of Directors
Joseph Adams, Jr.	56	Director
Randal A. Nardone	58	Director
James R. Hertwig	62	President and Chief Executive Officer
John Brenholt	51	Executive Vice President and Chief Financial Officer
Francis (Fran) Chinnici	51	Senior Vice President, Engineering and Mechanical
Robert Ledoux	55	Senior Vice President, General Counsel and Corporate Secretary
Andrew (Andy) Westhoff	60	Senior Vice President, Sales and Marketing
Thomas Ballas	64	Vice President, Human Resources
Melissa (Missy) Westerman	39	Vice President and Corporate Controller
William R. Costantini	50	Vice President and Chief Transportation Officer

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

James Hertwig has served as President and Chief Executive Officer of Florida East Coast Railway Corp. since July 2010. Mr. Hertwig brings his 40 years of freight transportation experience to this position. Prior to joining Florida East Coast Railway Corp., Mr. Hertwig served as President of CSX Intermodal, Inc., a leading supplier of rail-based freight transportation in North America based in Jacksonville, Florida. Prior to joining CSX Intermodal, Inc., Mr. Hertwig spent nearly 9 years as President of Landstar Logistics, a transportation services company, and one of the largest truckload carriers in North America. During 1994 and 1995, Mr. Hertwig served as President and CEO of Carolina Freight Carriers Corporation and also as Chairman and CEO of Red Arrow Freight Lines, two large regional LTL carriers. Prior to 1994, Mr. Hertwig spent 8 years as President and CEO of Con-Way Intermodal, a multimodal truckload service provider and international non vessel operating common carrier (NVOCC). Mr. Hertwig also spent 13 years holding key management positions at CF Motor Freight, a nationwide LTL carrier. Mr. Hertwig began his carrier in the transportation industry in 1971 as a dock foreman with Associated Transport in Erie, Pennsylvania. Mr. Hertwig has served on the Board of Directors for the Florida Trucking Association and the Executive Committee of the Transportation Research Board. Mr. Hertwig also serves on the Board of Directors of the Intermodal Transportation Institute at the University of Denver and is beginning his third term on the Board of Directors for the Intermodal Association of North America.

John Brenholt has served as Executive Vice President and Chief Financial Officer of Florida East Coast Railway Corp. since November 2010 and has over 20 years experience in the distribution and transportation industries. Prior to joining the Company, from 2007 to 2010, Mr. Brenholt was the Executive Vice President and Chief Financial Officer for Schneider National, Inc., a provider of truckload, logistics and intermodal services headquartered in Green Bay, Wisconsin. Mr. Brenholt also served as Senior Vice President and Chief Financial Officer for Vistar Corporation and Corporate Express, Inc. Mr. Brenholt has also held finance positions of progressively greater responsibility at Terex Corporation and Deloitte & Touche. Mr. Brenholt received his B.B.A from the University of Wisconsin—Milwaukee in 1986.

Francis (Fran) Chinnici joined Florida East Coast Railway in 2013 after a 29 year career with CSX Transportation where he held positions in Operations and Finance. As an engineering graduate of Penn State University, Fran began his railroad career in 1984 with the Chessie System Railroad as Metallurgical Engineer in the Research and Test Department at Huntington, WV. He held positions of increasing responsibility in Mechanical and Transportation, and served as Vice President Purchasing and Materials in Jacksonville, FL for the 9 years prior to his departure. As Senior Vice President — Engineering and Mechanical, he is responsible for ensuring service excellence with track, design and construction projects, signaling, locomotives and rolling equipment. He also oversees the Purchasing and Materials team who ensure that this service level is achieved at the lowest total cost of ownership. In addition to his undergraduate from Penn State, Fran received an MBA from Jacksonville University in 1997. Fran served for several years as a Board Member and Chairman of RailMarketplace, Inc., a consortium purchasing organization funded by the Class I Railroads. And, in the community, he has been on the Board for the Juvenile Diabetes Research Foundation, North Florida Chapter since 2004. He served as the Board President from 2008-2011.

Robert Ledoux has served as Senior Vice President, General Counsel and Corporate Secretary of Florida East Coast Railway Corp. since July 2011.  Mr. Ledoux has more than 25 years of legal and management experience in corporate law and business and transportation transactions. Prior to joining the Company, Mr. Ledoux worked at CSX Transportation, Inc. for 9 years in various legal positions, including Assistant General Counsel for public project initiatives, engineering, passenger services, and Intermodal.  Mr. Ledoux graduated with a BS degree in Business Administration from the University of New Hampshire, a JD degree from George Mason University, and an MBA from Virginia Tech. Mr. Ledoux is affiliated with the Virginia State Bar, the Maryland State Bar, the Florida State Bar and the American Corporate Counsel Association.

Andrew (Andy) Westhoff joined Florida East Coast Railway in March 2012 as Senior Vice President, Sales and Marketing. Mr. Westhoff has an extensive railroad background, having held finance and commercial roles with CSX Transportation for more than 20 years. His most recent position was Director of Yield Management — Intermodal. Prior to joining CSX, Mr. Westhoff was with the accounting firm of Ernst & Young, and has maintained his CPA throughout his business career.

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

Melissa (Missy) Westerman is Vice President and Controller for Florida East Coast Railway. She has more than 16 years of experience in accounting and corporate finance. Prior to joining FEC in 2013, Ms. Westerman worked at CSX Transportation, Inc. for 12 years in various roles including Assistant Vice President, Assistant Controller, and Assistant Vice President Capital Planning and Enterprise Risk Management. Before then, Ms. Westerman was with an accounting firm, Arthur Andersen. She graduated from the University of Florida with both Master’s and Bachelor’s degrees in Accounting and is a Certified Public Accountant.

William R. Costantini joined Florida East Coast Railway in 2013 as Vice President and Chief Transportation Officer. He is responsible for the FEC rail transportation network and terminal operations. Prior to joining FEC, Mr. Costantini served 28 years in the US Marine Corp. His most recent position was Military Assistant to the Assistant Commandant of the Marine Corps in Washington, DC.

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

Code of Ethics

The Company has adopted a code of ethics.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Set out below is a discussion and analysis of the 2013 compensation program for our Chief Executive Officer (the “CEO”), our Chief Financial Officer, and the three other most highly compensated executive officers who were serving as such at December 31, 2013 (and with respect to whom we are required to provide compensation disclosure under SEC rules). This discussion and analysis should be read together with the Summary Compensation Table below and the additional narrative and tables that follow and support it.

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

Employment Agreements

Each of our presently employed named executive officers (Messrs. Hertwig, Brenholt, Ledoux, Westhoff and Chinnici) is party to an employment agreement with us (and/or Florida East Coast Railway, L.L.C.) that governs the terms and conditions of their employment.

The agreements with Messrs. Hertwig, and Brenholt became effective July 1, 2010, and November 8, 2010, respectively. Messrs. Hertwig and Brenholt each had an initial two-year term that expired July 1, 2012 and November 8, 2012, respectively, and that automatically renews for successive one-year terms absent 60 days’ notice. The agreements provide for:

•            An annual base salary $400,000 for Mr. Hertwig and $350,000 for Mr. Brenholt that may be increased (but not decreased) at the discretion of Mr. Hertwig (or, in the case of the agreement with Mr. Hertwig, at the discretion of our board of directors);

•            An annual bonus opportunity of 50% of base salary (with a maximum of 200% of base salary for both Messrs. Hertwig and Brenholt) payable based on our strategic and financial performance as a whole, as well as the contribution of the executive to that performance, as determined in our sole discretion, with up to 50% of any realized bonus payable in our discretion in the form of restricted stock units vesting in three equal installments over a period of three years following grant;

•            An initial grant of restricted stock units with a value of $1,000,000 and $750,000 for Messrs. Hertwig and Brenholt, respectively, vesting in three annual installments commencing January 1, 2012 and;

•            Additional annual restricted stock unit grants for three years commencing in 2011 (each with a value of $500,000 and $350,000 for Messrs. Hertwig and Brenholt, respectively) with vesting dependent upon attainment of specified EBITDA goals for the year of grant.

The agreements with each of Messrs. Hertwig and Brenholt also include certain restrictive covenants (including a one-year nonsolicitation obligation and nondisparagement and confidentiality obligations).

The agreement with Mr. Ledoux became effective on June 27, 2011. The agreement is for an indefinite term of at-will employment and provides for:

•            An annual base salary of $190,000 (which was increased to $220,000 effective April 1, 2013) for Mr. Ledoux.

•            An annual bonus opportunity beginning in 2011 of 35% of base salary with a maximum of 70% (which was increased to 40% with a maximum of 80% effective April 1, 2013) as determined in our sole discretion payable in cash or in a mix of cash and restricted stock units vesting in three equal installments over a period of three years following grant; and

•            Annual restricted stock unit grants for three years commencing in 2011 (each with a value of $100,000) with vesting dependent upon attainment of specified EBITDA goals for the year of grant.

The agreements with Messrs. Westhoff and Chinnici became effective March 1, 2012 and January 17, 2013, respectively.  Each agreement is for an indefinite term of at-will employment and provides for:

•            An annual base salary of $190,000 (which was increased to $215,000 effective April 1, 2013) for Mr. Westhoff and $225,000 for Mr. Chinnici.

•            An annual bonus opportunity beginning in 2012 of 35% of base salary with a maximum of 70% (which was increased to 40% with a maximum of 80% effective April 1, 2013) as determined in our sole discretion payable in cash or in a mix of cash and restricted stock units vesting in three equal installments over a period of three years following grant for Mr. Westhoff and an annual bonus opportunity beginning in 2013 of 40% of base salary with a maximum of 80% as determined in our sole discretion payable in cash or in a mix of cash and restricted stock units vesting in three equal installments over a period of three years following grant for Mr. Chinnici; and

•            Annual restricted stock unit grants for three years commencing in 2012 (each with a value of $100,000) with vesting dependent upon attainment of specified EBITDA goals for the year of grant for Mr. Westhoff and annual restricted stock grants for three years commencing in 2013 (each with a value of $125,000) with vesting dependent upon attainment of specified EBITDA goals for the year of grant for Mr. Chinnici.

The severance provisions of the various employment agreements are described under “Severance/Change in Control Benefits” below.

Role of Executives in Establishing Compensation

Our named executive officers are not in any way directly responsible for determining our CEO’s compensation, although they may provide information to the board of directors that will be relevant to its evaluation of our CEO’s compensation (for instance, in terms of our performance). By contrast, the CEO plays a more active role in determining the compensation of the other named executive officers, who are his subordinates. He regularly advises the board of directors of his own evaluation of their job performance and, from time to time, offers for consideration by the board of directors his own recommendations for their compensation levels. The board of directors has the discretion to consider these recommendations in making compensation determinations. As noted above, the CEO has the authority (in consultation with the board of directors) to increase (but not decrease) the compensation of the named officers.

Elements of Compensation

Our compensation program for our named executive officers relies principally on base salary, an annual bonus and restricted stock unit grants. Base salaries are intended to complement the at-risk components of our compensation program (annual bonus and restricted stock unit grants) by assuring that the executives will receive an appropriate minimum level of compensation. Other benefits—such as a 401(k) plan and welfare benefits—are provided on a basis that are no more favorable to the executives than other salaried employees. We do not view perquisites as a significant element of our compensation program.

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

The Company generally awards discretionary annual bonuses to our named executive officers. The annual incentive bonuses are intended to compensate our named executive officers for our overall financial performance and for achieving important milestones as well as for individual performance. Bonus levels will vary depending on the individual executive and generally will include such factors as our overall financial performance, quality and amount of new investments, improving our operations and progress on strategic operations. Short-term cash incentives are designed to advance the interests of the Company by providing incentives in the form of periodic bonus awards to certain key employees who contribute significantly to the strategic and long-term performance objectives and growth of the Company. For 2013, Mr. Hertwig’s bonus of $700,000 (representing 175% of his annual base salary) was based upon a determination by our board of directors that Mr. Hertwig played a key role in the overall management and performance of the Company. The 2013 bonus for Messrs. Brenholt, Ledoux, Westhoff and Chinnici of $437,500, $176,000, $172,000 and $180,000, respectively, was based upon the determination by our board of directors and input from Mr. Hertwig.

Severance/Change in Control Benefits

The employment agreements for Messrs. Hertwig and Brenholt, provide that, subject to the execution of a release of claims, upon termination of the respective officer’s employment by us without “cause” or by the officer for “good reason” (each as defined in the applicable employment agreement), (i) the officer is entitled to receive severance payments equal to one year of the executive’s then-current base salary, paid in equal installments over the one-year period following the executive’s termination, (ii) if the termination does not occur within one year following a change in control of the Company, any restricted stock units scheduled to vest on the next regular vesting date will vest, and (iii) if the termination occurs within one year following a change of control, all restricted stock units will vest in full. However, in no event will such severance payments or accelerated vesting be provided to the extent it would cause us to be unable to claim a federal income tax deduction by reason of the “golden parachute” limitations set forth in Section 280G of the Internal Revenue Code.

The restricted stock unit agreements for Messrs. Ledoux, Westhoff and Chinnici provide that, subject to the execution of a release of claims, upon termination of the officer’s employment by us without “cause” or by the officer for “good reason” (each as defined in the applicable award agreement), (i) the restricted stock units scheduled to vest on the next regular vesting date will vest if the termination does not occur within one year following a change in control of the Company and (ii) all restricted stock units will vest in full if the termination occurs within one year following a change of control. Messrs. Ledoux, Westhoff and Chinnici are not otherwise entitled to severance payments.  In addition, upon termination of Messrs. Ledoux, Westhoff and Chinnici’s employment by us without “cause” upon a change in control, each officer is entitled to receive severance payments equal to one year of the executive’s then-current base salary.

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

Wesley R. Edens, Chairman

Joseph Adams, Jr.

Randal A. Nardone

2013 Compensation of our Named Executive Officers

Set forth below is information concerning the cash and non-cash compensation earned by, awarded to or paid to our named executive officers for 2013.

Summary Compensation Table for 2013

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock/Unit Awards ($) (1)	All Other Compensation ($) (2)	Total ($)
James Hertwig	2013	400,000	700,000	221,771	19,205	1,340,976
Chief Executive Officer and President	2012	400,000	600,000	198,687	8,122	1,206,809
	2011	400,000	225,000	—	5,025	630,025

John Brenholt	2013	350,000	437,500	132,648	15,496	935,644
Executive Vice President and Chief Financial Officer	2012	350,000	350,000	97,343	5,390	803,233
	2011	350,000	207,750	—	14,947	572,697

Robert Ledoux	2013	215,000	176,000	22,799	8,247	422,046
Senior Vice President and General Counsel and Corporate Secretary	2012	197,500	140,000	17,335	5,179	360,014
	2011	97,923	76,000	—	2,327	176,250

Andrew J Westhoff	2013	208,750	172,000	22,799	4,620	408,169
Senior Vice President, Sales & Marketing	2012	158,333	133,000	—	25,231	316,564
	2011	—	—	—	—	—

Francis J Chinnici	2013	206,250	180,000	22,799	6,987	416,036
Senior Vice President — Engineering, Mechanical & Purchasing	2012	—	—	—	—	—
	2011	—	—	—	—	—

Joel Haka (3)	2013	112,068	—	45,598	357,861	515,527
Executive Vice President — Chief Operating Officer	2012	350,000	262,500	88,676	6,105	705,281
	2011	299,744	182,000	615,648	28,770	1,126,162

Notes:

(1)                      Amounts in this column reflect the aggregate grant date fair value of restricted stock units granted to each of our named executive officers on February 8, 2013, computed in accordance with applicable accounting guidance. For a discussion of the assumptions made in the valuation of the restricted stock unit awards reported in this column, see Note 10 to the Consolidated Financial Statements.

(2)                      For all, amounts are attributable to the Company’s match of their 2013 401(k) contribution, cell phone stipends, company paid life insurance, signing bonus, and severance. Included in the “All Other Compensation” column and this footnote the amount of any Company contributions under the Florida East Coast Railway Deferred Compensation Plan.

(3)                      Effective April 11, 2013, Mr. Haka resigned from the position of Executive Vice President and Chief Operating Officer of the Company.

Grants of Plan Based Awards for 2013

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#) (1)		Grant Date Fair Value of Stock Awards ($)
Mr. Hertwig	February 8, 2013	107	(2)	221,771
Mr. Brenholt	February 8, 2013	64	(2)	132,648
Mr. Ledoux	February 8, 2013	11	(2)	22,799
Mr. Westhoff	February 8, 2013	11	(2)	22,799
Mr. Chinnici	February 8, 2013	11	(2)	22,799
Mr. Haka	February 8, 2013	22	(2)	45,598

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

(2)                     These shares vest 33% on January 1, 2014, 33% on January 1, 2015 and 34% on January 1, 2016.  There is a retirement clause accelerating vesting for anyone who has reached age 60.

Outstanding Equity Awards at Fiscal Year End for 2013

	Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(4)
Mr. Hertwig	479	(1)	1,370,955
Mr. Hertwig	100	(2)	286,212
Mr. Brenholt	318	(1)	910,154
Mr. Brenholt	49	(2)	140,244
Mr. Brenholt	64	(3)	183,176
Mr. Ledoux	9	(2)	25,759
Mr. Ledoux	11	(3)	31,483
Mr. Westhoff	0	(3)	0
Mr. Chinnici	11	(3)	31,483
Mr. Haka	0		0

Notes:

(1)                     These shares vest 33% on January 1, 2012, 33% on January 1, 2013 and 34% on January 1, 2014.

(2)                     These shares vest 33% on January 1, 2013, 33% on January 1, 2014 and 34% on January 1, 2015.

(3)                     These shares vest 33% on January 1, 2014, 33% on January 1, 2015 and 34% on January 1, 2016. There is a retirement clause accelerating vesting for anyone who has reached age 60.

(4)                     Based on a value per share of Company stock of $2,862.12 as of December 31, 2013.

Stock Vested for 2013

Name	Number of Shares Acquired on Vesting (#)		Value Realized on Vesting ($)
Mr. Hertwig	620	(1)	1,285,031
Mr. Brenholt	330	(1)	683,968
Mr. Ledoux	4	(1)	8,291
Mr. Westhoff	11	(2)	27,413
Mr. Chinnici	0		0
Mr. Haka	465	(1)	963,773

Notes:

(1)                                Based on a value per share of Company stock of $2,072.63 as of the time of vesting.

(2)                                Based on a value per share of Company stock of $2,492.07 as of the time of vesting.

Nonqualified Deferred Compensation for 2013

Name	Executive Contributions in Last Fiscal Year ($) (1)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Balance at Last Fiscal Year End ($)
Mr. Hertwig	0	0	0
Mr. Brenholt	0	0	0
Mr. Ledoux	0	0	0
Mr. Westhoff	51,725	0	51,725
Mr. Chinnici	0	0	0
Mr. Haka	8,203	0	8,203

Notes:

(1)                      Each named executive officer’s contribution is included in such named executive officer’s salary and/or bonus for 2013, as reported in the Summary Compensation Table.

Florida East Coast Railway Deferred Compensation Plan.  Our Deferred Compensation Plan provides a select group of our management and independent contractors, including our named executive officers, with the opportunity to voluntarily defer receipt of a portion of their compensation (including base salary, performance-based compensation, and commissions). Under the terms of the plan, participants can elect to defer, on a pre-tax basis, up to 90% of their base salary, and up to 100% of any performance based compensation or commissions. The Company may also make discretionary contributions to the plan, as well as certain other contributions to the plan in an amount determined by the Company in its sole discretion for each plan year.

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

Potential Payments Upon Termination or Change in Control

As described above in “Executive Compensation—Compensation Discussion and Analysis—Severance/Change in Control Benefits,” we make certain severance and change in control benefits available to our named executive officers. The following chart sets forth the payments the respective named executive officers would have received had the requisite triggering event occurred as of December 31, 2013; the value shown in respect of the accelerated vesting of the restricted stock units is based upon a value per share of Company stock of $2,862.12 as of December 31, 2013. In addition to the benefits shown below, each of our named executive officers are entitled to a death benefit equal to their base salary (but not in excess of $150,000).

		Employees
Name	Compensation Element	Not For Cause or Good Reason Termination	Not For Cause or Good Reason Termination Following a Change of Control (1)
Mr. Hertwig	Cash Severance	$400,000	$400,000
	Accelerated Vesting of Restricted Stock Units	1,511,199	1,657,167
	Total	$1,911,199	$2,057,167

Mr. Brenholt	Cash Severance	$350,000	$350,000
	Accelerated Vesting of Restricted Stock Units	1,038,950	1,233,574
	Total	$1,388,950	$1,583,574

Mr. Ledoux	Cash Severance	$0	$220,000
	Accelerated Vesting of Restricted Stock Units	0	57,242
	Total	$0	$277,242

Mr. Westhoff	Cash Severance	$0	$215,000
	Accelerated Vesting of Restricted Stock Units	0	0
	Total	$0	$215,000

Mr. Chinnici	Cash Severance	$0	$225,000
	Accelerated Vesting of Restricted Stock Units	0	31,483
	Total	$0	$256,483

Notes:

(1)                      These amounts do not reflect any cutback in cash severance or accelerated vesting of restricted stock units by reason of the “golden parachute” limitations set forth in Section 280G of the Internal Revenue Code.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the total number of shares of common stock beneficially owned, and the percent so owned. Holdings Corp. was incorporated on January 10, 2011. On January 25, 2011, FECR Rail LLC contributed all of its holdings of FECR Corp’s common and preferred shares in exchange for 250,555 newly issued common shares of Holdings Corp. As a result, FECR Rail LLC became the direct parent of Holdings Corp., whereas Holdings Corp. became the direct parent of FECR Corp. The percentage of beneficial ownership of our common stock is based on 251,726 shares of common stock of Holdings Corp. issued and outstanding as of March 12, 2014.

	Number of Shares Beneficially Owned(1)
Name of Beneficial Owner(1)	Number of Shares	Percent
Executive Officers and Directors(2)
Wesley R. Edens(3)	250,000	99.3%
Joseph P. Adams, Jr.	—	—
Randal A. Nardone	—	—
James R. Hertwig	688	*
John Brenholt	473	*
Tom Ballas	2	*
Andy Westhoff	—	—
Robert Ledoux	4	*
Fran Chinnici	—	—
Joel Haka	—	—
All directors and executive officers as a group (10 persons)	251,167	99.8%
5% stockholders
FECR Rail Holding, LLC(3)	251,167	99.8%

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

(2)                 The address of each officer or director listed in this table is: c/o Florida East Coast Railway Corp., 7411 Fullerton Street, Suite 300, Jacksonville, Florida 32256.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Lease Agreements

We, through our wholly owned indirect subsidiary Florida East Coast Railway, L.L.C., began leasing our Hialeah rail yard in December 2007 from FDG Hialeah LLC, an entity owned by investment funds managed by affiliates of Fortress. On January 24, 2011, we entered into an amended and restated lease, which, among other things: extends the date to vacate to December 31, 2035 (unless we elect not to renew the lease); provides for an annual rental fee of $4.5 million a year (subject to a 2.5% annual increase); provides us the right to purchase certain land from FDG Hialeah LLC at a mutually determined fair market value; provides FDG Hialeah LLC the right to require us to relocate (at its expense) from such land to comparable property with competitive rental rates. The amended and restated lease is cancellable after five years with a two year notice requirement.  The Railway paid $5.0 million, $5.0 million, and $6.0 million, for the rail yard base rent for the years ended December 31, 2013, 2012, and 2011, respectively.

Through Florida East Coast Railway, L.L.C., we lease space for our headquarters from Flagler Development Company, L.L.C. through 2018. For the years ended December 31, 2013, 2012 and 2011, we paid $1.5 million, $0.7 million and $2.2 million in rent, respectively. A portion of this office space is being sublet to RailAmerica (currently owned by Genesee & Wyoming), an entity partially owned by investment funds managed by affiliates of Fortress. Under the sublease agreement, which is subject to the terms and conditions of the corporate headquarters agreement with Flagler Development Company, L.L.C., we billed RailAmerica $0.9 million, $1.0 million and $2.6 million for the years ended December 31, 2013, 2012 and 2011, respectively. The amounts above include fees for management services during the transition period subsequent to the Rail Separation, as well as management services related to our right-of-way for the corresponding periods.

In addition, during the year ended December 31, 2011, the Company received proceeds of $4.5 million from the sale of locomotives that had previously been under lease to RailAmerica. The Company had a net receivable from RailAmerica of zero, zero and $0.1 million as of December 31, 2013, 2012, and 2011, respectively.  Subsequent to October 1, 2012, RailAmerica is no longer considered a related party, due to a change in ownership.

During 2011, the Company entered into an agreement with RailAmerica’s wholly-owned subsidiary, Atlas Road Construction, L.L.C., to provide engineering and construction services for the Port of Miami project.  The Company incurred net charges of zero million, $2.2 million and $9.6 million, for the years ended December 31, 2013, 2012, and 2011, respectively.  As of December 31, 2013, 2012, and 2011, we had an outstanding payable balance ofzero, zero, and $0.6 million, respectively.

The Company rents chassis equipment for ordinary business operations from TRAC Intermodal, an entity owned by funds managed by affiliates of Fortress. These rents are based on current market rates for similar assets. During the years ended December 31, 2013, 2012 and 2011, the Company paid rents in the amount of $1.1 million, $0.7 million and $0.6 million, respectively.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Ernst & Young LLP served as the Independent Registered Public Accounting Firm for the Company in 2013.  Audit fees include fees associated with the audit of the Form 10-K, the reviews of the Company’s quarterly reports on Form 10-Q, and statutory audits were approximately $489,000 and $468,000 for the years ended December 31, 2013 and 2012, respectively.

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

4.4

Form of 8 1 / 8 % Senior Secured Notes due 2017 (included as part of Exhibit 4.2), incorporated by reference to Exhibit 4.3 to Florida East Coast Railway Corp.’s Registration Statement on Form S-4 (Registration No. 333-173954) filed on May 5, 2011.

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

10.8**

Employment Agreement, dated as of June 17, 2011, by and among Florida East Coast Railway L.L.C., FECR Rail Corp. and Robert Ledoux, incorporated by reference to Exhibit 10.8 to the Company’s Form 10-K filed on March 13, 2013.

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

10.19**	Employment Agreement dated March 1, 2012, by and among Florida East Coast Railway, L.L.C. and Andrew Westhoff.

10.20**	Employment Agreement dated January 17, 2013, by and among Florida East Coast Railway, L.L.C. and Francis J. Chinnici.

10.21**	Change in Control Agreement dated December 2, 2013, by and among Florida East Coast Railway, L.L.C. and Andrew Westhoff.

10.22**	Change in Control Agreement dated December 2, 2013, by and among Florida East Coast Railway, L.L.C. and Francis Chinnici.

10.23**	Change in Control Agreement dated December 2, 2013, by and among Florida East Coast Railway, L.L.C. and Robert Ledoux.

10.24**	First Amendment to Employment Agreement dated February 19, 2014, by and among Florida East Coast Railway, L.L.C. and James R. Hertwig.

10.25**	First Amendment to Employment Agreement dated February 19, 2014, by and among Florida East Coast Railway, L.L.C. and John A. Brenholt.

21.1*	Subsidiaries of the Registrant, incorporated by reference to Exhibit 21.1 to the Company’s Registration Statement on Form S-4 (Registration No. 333-174112) filed on May 10, 2011.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1*	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2*	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

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

Dated: March 12, 2014

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James R. Hertwig	President and Chief Executive Officer (Principal Executive	March 12, 2014
James R. Hertwig	Officer)

/s/ John Brenholt	Executive Vice President and Chief Financial Officer (Principal	March 12, 2014
John Brenholt	Financial Officer and Principal Accounting Officer)

/s/ Wesley R. Edens	Director	March 12, 2014
Wesley R. Edens

/s/ Joseph Adams, Jr.	Director	March 12, 2014
Joseph Adams, Jr.

/s/ Randal A. Nardone	Director	March 12, 2014
Randal A. Nardone

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA EAST COAST HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Florida East Coast Holdings Corp. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Florida East Coast Holdings Corp. and Subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Florida East Coast Holdings Corp. and Subsidiaries at December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Certified Public Accountants

Jacksonville, Florida
March 12, 2014

FLORIDA EAST COAST HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except for share amounts)

	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$36,087	$40,400
Restricted cash	126	126
Accounts receivable, net	52,084	34,380
Materials and supplies	7,373	3,577
Deferred income taxes	1,979	2,374
Prepaid and other current assets	2,899	2,476
Assets held for sale	777	1,839

Total current assets	101,325	85,172
Noncurrent assets:
Property, plant and equipment, less accumulated depreciation	791,907	772,429
Investments in non-affiliates	74	74
Intangible assets, less accumulated amortization	164	220
Other assets	12,314	15,291

Total noncurrent assets	804,459	788,014

Total assets	$905,784	$873,186

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$47,767	$42,277
Taxes payable	268	326
Deferred revenue	877	906
Other current liabilities	2,713	954

Total current liabilities	51,625	44,463
Deferred income taxes	36,598	24,837
Long-term debt	641,262	625,969
Other long-term liabilities	13,855	12,721

Total liabilities	743,340	707,990
Stockholders’ equity:
Series A Perpetual Preferred Stock, $0.01 par value, 1,000,000 shares authorized, 24,151 shares issued and outstanding as of December 31, 2013 and 2012	—	—
Series B Perpetual Preferred Stock, $0.01 par value, 150,000 shares authorized, none issued and outstanding as of December 31, 2013 and 2012	—	—
Common stock, $0.01 par value, 1,000,000 shares authorized; 251,726 issued and outstanding as of December 31, 2013; and 252,106 issued and outstanding as of December 31, 2012	3	3
Additional paid-in capital	287,532	286,085
Accumulated deficit	(123,936)	(119,770)
Accumulated other comprehensive loss	(1,155)	(1,122)

Total stockholders’ equity	162,444	165,196

Total liabilities and stockholders’ equity	$905,784	$873,186

The accompanying notes are an integral part of the Consolidated Financial Statements.

FLORIDA EAST COAST HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands)

	Years Ended December 31,
	2013	2012	2011
Operating revenue	$279,081	$246,823	$213,305
Operating expenses:
Labor and benefits	55,381	48,585	46,622
Purchased services	54,422	44,808	35,979
Fuel	34,598	31,689	29,987
Depreciation and amortization	26,228	27,013	27,249
Equipment rents	16,430	13,423	11,607
Net loss on sale and impairment of assets	630	3,351	1,906
Other expenses	19,172	24,934	24,958

Total operating expenses	206,861	193,803	178,308

Operating income	72,220	53,020	34,997

Interest expense (net of interest income)	(60,135)	(58,815)	(57,420)
Other income (expense)	61	85	(44)

Income (Loss) before income taxes	12,146	(5,710)	(22,467)
Provision for income taxes	12,138	7,604	14,851

Net income (loss)	$8	$(13,314)	$(37,318)

Other comprehensive loss:

Actuarial loss associated with pension plan	(33)	(272)	(149)

Realized loss on sale of marketable securities	—	2	—

Other comprehensive loss	(33)	(270)	(149)

Comprehensive loss	$(25)	$(13,584)	$(37,467)

The accompanying notes are an integral part of the Consolidated Financial Statements.

FLORIDA EAST COAST HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except for share amounts)

	Number of Common Shares Issued	Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance as of December 31, 2010	250,555	$3	$243,948	$(67,154)	$(703)	$176,094

Net loss	—	—	—	(37,318)	—	(37,318)
Other comprehensive loss	—	—	—	—	(149)	(149)
Purchase of common shares outstanding	(495)	—		(560)	—	(560)
Issuance of common shares outstanding	883	—	—	—	—	—
Contribution from FECR Rail LLC	—	—	16,000	—	—	16,000
Proceeds from issuance of preferred shares	—	—	125,000	—	—	125,000
Redemption of preferred share units	—	—	(126,111)	—	—	(126,111)
Reclassification of preferred shares to equity	—	—	24,151	—	—	24,151
Share-based compensation			1,654	—	—	1,654

Balance as of December 31, 2011	250,943	$3	$284,642	$(105,032)	$(852)	$178,761

Net loss	—	—	—	(13,314)	—	(13,314)
Other comprehensive loss	—	—	—	—	(270)	(270)
Purchase of common shares outstanding	(1,177)	—		(1,424)	—	(1,424)
Issuance of common shares outstanding	2,340	—	—	—	—	—
Share-based compensation			1,443	—	—	1,443

Balance as of December 31, 2012	252,106	$3	$286,085	$(119,770)	$(1,122)	$165,196

Net income	—	—	—	8	—	8
Other comprehensive loss	—	—	—	—	(33)	(33)
Purchase of common shares outstanding	(1,699)	—	—	(4,174)	—	(4,174)
Issuance of common shares outstanding	1,319	—	—	—	—	—
Share-based compensation	—	—	1,447	—	—	1,447

Balance as of December 31, 2013	251,726	$3	$287,532	$(123,936)	$(1,155)	$162,444

The accompanying notes are an integral part of the Consolidated Financial Statements.

FLORIDA EAST COAST HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2013	2012	2011
CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)	$8	$(13,314)	$(37,318)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	26,228	27,013	27,249
Amortization of debt financing fees	3,576	3,541	3,614
Net loss on sale and impairment of assets	630	3,351	1,906
Share-based compensation costs	1,447	1,690	1,800
Deferred taxes	12,156	7,604	14,859
Interest paid in kind	8,592	15,835	6,906
Other	—	(1)	68
Changes in operating assets and liabilities:
Accounts receivable	(17,704)	(3,295)	(5,238)
Prepaid and other current assets	(423)	(339)	209
Materials and supplies	(3,196)	(364)	(293)
Other assets and deferred charges	(287)	320	308
Accounts payable and accrued expenses	5,595	1,101	18,559
Accrued interest	(104)	—	—
Taxes payable	(58)	(6,610)	212
Deferred revenue	(29)	(2,949)	152
Other current liabilities	1,759	243	17
Other long-term liabilities	1,101	(340)	2,485

Net cash provided by operating activities	39,291	33,486	35,495

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of properties and equipment	(48,006)	(22,403)	(25,668)
Release of interest reserve account	—	—	4,008
Proceeds from disposition of assets	2,188	612	9,864

Net cash used in investing activities	(45,818)	(21,791)	(11,796)

CASH FLOWS FROM FINANCING ACTIVITIES:
Contribution from FECR Rail LLC	—	—	16,000
Payment on long-term debt	—	—	(601,185)
Proceeds from issuance of long-term debt	6,388	—	602,725
Purchase of common stock outstanding	(4,174)	(1,991)	(558)
Proceeds from issuance of preferred shares	—	—	125,000
Redemption of preferred share units (including interest paid)	—	—	(126,111)
Financing costs	—	(209)	(17,971)

Net cash provided by (used in) financing activities	2,214	(2,200)	(2,100)

Net increase (decrease) in cash and cash equivalents	(4,313)	9,495	21,599
Cash and cash equivalents at beginning of period	40,400	30,905	9,306

Cash and cash equivalents at end of period	$36,087	$40,400	$30,905

Supplemental cash flow information:
Cash paid for interest	$47,064	$38,594	$25,066

The accompanying notes are an integral part of the Consolidated Financial Statements.

FLORIDA EAST COAST HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of the Business and Basis of Presentation

The accompanying Consolidated Financial Statements of Florida East Coast Holdings Corp. and its subsidiaries (the “Company” or “Holdings Corp.”) have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The Company’s rail transportation operations are conducted through its direct wholly owned subsidiary Florida East Coast Railway Corp. (“FECR Corp.”), and its indirect wholly owned subsidiaries, Florida East Coast Railway, L.L.C. and FEC Highway Services, L.L.C. (collectively, the “Railway”). The Railway operates a premier Class II railroad along 351 miles of mainline track between Jacksonville and Miami, Florida, serving some of the most densely populated areas of Florida. Additionally, the Railway owns and operates approximately 270 miles of branch, switching and other secondary track and 115 miles of yard track, all within Florida. The Railway has the only private coastal right-of-way between Jacksonville and Miami and is the exclusive rail-service provider to the Port of Palm Beach, Port Everglades (Fort Lauderdale), and the Port of Miami.

Formation of Florida East Coast Holdings Corp.

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

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Balance, beginning of year	$1,219	$1,053	$1,051
Provisions	377	307	354
Recoveries	27	35	24
Charges	(420)	(176)	(376)
Balance, end of year	$1,203	$1,219	$1,053

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

b)           Rolling Stock

For rolling stock (such as locomotives and freight cars), the Company uses the group method of depreciation. Assets are specifically identified and utilize straight-line depreciation methods on a per asset basis based on the depreciation rate for the average life for the respective asset class. The Company reevaluated the useful lives of its rolling stock and established new depreciable lives based on a life study performed by valuation experts during 2012 (see below for further discussion). The assets were also reviewed by valuation experts in connection with the Fortress Acquisition in 2007.

Under the group life method, the service lives and salvage values for each group of assets are determined by completing periodic life studies and applying management’s assumptions regarding the service lives of its properties. A life study is the periodic review of asset lives for group assets conducted and analyzed by the Company’s management with the assistance of a third-party expert. The results of the life study process determine the service lives for each asset group under the group method. There are several factors taken into account during the life study and they include statistical analysis of historical life, retirements and salvage data for each group of property, evaluation of current operations, review of the previous assessment of the condition of the assets and the outlook for their continued use, consideration of technological advances and maintenance schedules and comparison of asset groups to peer companies.

The Company’s policy is to perform life studies approximately every eight years. During 2012, the Company performed a life study over its rolling stock. The life study indicated that the actual lives of certain rolling stock assets were different than the estimated useful lives used for depreciation purposes in the Company’s financial statements. As a result, the Company changed its estimates of the useful lives of certain rolling stock assets to better reflect the estimated periods during which these assets will remain in service. Changes in asset lives due to the results of the life studies are applied on a prospective basis and will impact future periods’ depreciation expense, and thus, the Company’s results of operations.

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

Disposals and Retirements

Railroad Properties

Upon normal sale or retirement of track assets and rolling stock, costs less net salvage value are charged to accumulated depreciation and no gain or loss is recognized. As part of the life studies performed, an assessment will be made of the recorded amount of accumulated depreciation. Any deficiency (or excess), including any deferred gains or losses, will be amortized as a component of depreciation expense over the remaining useful life of the asset group until the next required life study. Since the overall assumption with group life method is that the assets within the group on average have the same life and characteristics, it is therefore concluded that the deferred gains and losses offset over time.

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

Comprehensive Income (Loss)

Comprehensive income (loss) is the changes in equity of an enterprise except those resulting from shareholder transactions.  Accumulated other comprehensive income (loss) consists of the following (in thousands):

	December 31,
	2013	2012
Actuarial loss associated with pension plan	$(1,155)	$(1,118)
Unrealized loss on marketable securities	—	(4)
Accumulated other comprehensive loss	$(1,155)	$(1,122)

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

As of and during the periods ended December 31, 2013, 2012, and 2011, the Company did not have any uncertain tax positions.

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

•            Long-term debt: the fair value of the Company’s Senior Secured Notes and Senior Payment in Kind Toggle Notes (the “Senior PIK Toggle Notes”) is based on secondary market indicators (quoted market prices) at the date of measurement (Level 2 inputs). The fair value of the SIB Loan is based on observable market inputs (Level 1 inputs) due to the drawdown occurring within the year ended December 31, 2013.

The carrying amounts and estimated fair values of the Company’s financial instruments were as follows (in thousands):

	December 31, 2013
	Carrying Amount	Fair Value
Cash and cash equivalent	$36,087	$36,087
Senior Secured Notes	475,000	495,663
Senior PIK Toggle Notes	159,874	165,037
SIB Loan	6,388	6,388

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

4. Related-Party Transactions

Management and facility and equipment rents

The Company incurred net charges of $1.5 million, $0.7 million, and $2.2 million for management services and facility rents to affiliates of FECI for the years ended December 31, 2013, 2012, and 2011, respectively. The net charges include management services incurred during the transition period subsequent to the Rail Separation, as well as management services related to our right-of-way and rents for space leased from FECI for office space. As of December 31, 2013, and 2012, respectively, the Company had an outstanding receivable of $0.1 million and zero, from or to FECI, respectively.

In addition, the Company allocated net proceeds of zero, $1.0 million, and $2.6 million for management services, and facility and equipment rents to affiliates of RailAmerica, Inc. (“RailAmerica”) for the years ended December 31, 2013, 2012, and 2011, respectively. RailAmerica was an entity partially owned by investment funds managed by affiliates of Fortress.  Subsequent to October 1, 2012, RailAmerica is no longer considered a related party, due to a change in ownership.

Effective June 1, 2011, the Company entered into an agreement with RailAmerica’s wholly-owned subsidiary, Atlas Road Construction, L.L.C., to provide engineering and construction services for the Port of Miami project (see Note 15).  The Company incurred net charges of zero, $2.2 million, and $9.6 million for the years ended December 31, 2013, 2012, and 2011, respectively.  As of December 31, 2013, and 2012 the Company had no outstanding payable.

The Company rents chassis equipment for ordinary business operations from TRAC Intermodal, an entity indirectly owned by funds managed by affiliates of Fortress. These rents are based on current market rates for similar assets. During the years ended December 31, 2013, 2012, and 2011, the Company paid rents at the amounts of $1.1 million, $0.7 million, and $0.6 million, respectively.  As of December 31, 2013 and 2012, the Company had an outstanding payable of $0.1 million and $0.1 million, respectively.

Lease of FECI’s rail yard

On January 24, 2011, the Company entered into an amended and restated rail yard lease, which, among other things: extends the date to vacate to December 31, 2035 (unless the Company elects not to renew the lease); commencing on January 1, 2011, provides for an annual rental fee of $4.5 million a year (subject to a 2.5% annual increase); provides the Company the right to purchase certain land from FECI at a mutually determined fair market value; provides FECI with the right to relocate the Company (at its expense) from such land to comparable property with competitive rental rates. The lease is cancellable after five years with a two year notice requirement. The Railway paid $5.0 million, $5.0 million and $6.0 million for the rail yard base rent for the years ended December 31, 2013, 2012, and 2011, respectively.

5. Property, Plant and Equipment

Property, plant and equipment consist of the following:

As of December 31, 2013	Cost	Accumulated Depreciation	Net Book Value	Estimated Useful Life (c)
(in thousands)
Land and Rights of Way	342,182	n/a	342,182	n/a
Road
Rail & Other Track Material	136,073	38,499	97,574	16-45 years
Signals & Interlockers	89,629	29,415	60,214	7-38 years
Ties	87,616	11,378	76,238	20-50 years
Bridges & Culverts	83,108	11,646	71,462	14-61 years
Ballast	41,958	3,388	38,570	30-43 years
Other (a)	8,878	4,803	4,075	10-50 years

Total Road	447,262	99,129	348,133

Locomotives, Transportation, and Other Equipment
Freight Cars	28,671	5,509	23,162	7-55 years
Locomotives	27,418	8,259	19,159	3-60 years
Work Equipment and Other (b)	24,478	13,951	10,527	3-29 years
Trailers	5,756	2,586	3,170	5-20 years

Total Locomotives, Transportation, and Other Equipment	86,323	30,305	56,018
Buildings and Improvements	30,215	8,449	21,766	10-50 years
Construction-In-Progress	23,808	n/a	23,808	n/a

	929,790	137,883	791,907

(a)                      Includes Grade Crossings, Fences, and Signs.

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

As of December 31, 2012	Cost	Accumulated Depreciation	Net Book Value	Estimated Useful Life (c)
(in thousands)
Land and Rights of Way	342,182	n/a	342,182	n/a
Road
Rail & Other Track Material	132,168	31,503	100,665	16-45 years
Signals & Interlockers	89,290	24,071	65,219	7-38 years
Ties	86,085	9,288	76,797	20-50 years
Bridges & Culverts	82,105	9,634	72,471	14-61 years
Ballast	38,960	2,696	36,264	30-43 years
Other (a)	8,801	3,730	5,071	10-50 years

Total Road	437,409	80,922	356,487

Locomotives, Transportation, and Other Equipment
Freight Cars	27,707	4,946	22,761	7-55 years
Locomotives	22,450	6,979	15,471	3-60 years
Work Equipment and Other (b)	21,623	12,757	8,866	3-29 years
Trailers	4,324	2,887	1,437	5-20 years

Total Locomotives, Transportation, and Other Equipment	76,104	27,569	48,535
Buildings and Improvements	30,167	7,012	23,155	10-50 years
Construction-In-Progress	2,070	n/a	2,070	n/a

	887,932	115,503	772,429

(a)                      Includes Grade Crossings, Fences, and Signs.

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

Depreciation and amortization expenses, including assets recorded under capital leases, were $26.2 million, $27.0 million, and $27.2 million for the years ended December 31, 2013, 2012, and 2011, respectively.

6. Income Taxes

For the years ended December 31, 2013, 2012 and 2011, the Company recorded deferred income tax expense of $12.2 million, $7.6 million, and $14.9 million, respectively.  Income tax expenses differed from the amounts computed by applying the statutory federal income tax rate to pretax income as a result of the following:

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
	(in thousands)
Amount computed at statutory federal rate	$4,251	$(1,998)	$(7,882)
State taxes (net of federal benefit)	434	(204)	(805)
Valuation allowance	7,295	9,827	23,874
Other (net)	176	(21)	(328)
	$12,156	$7,604	$14,859

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities were as follows:

	December 31,
	2013	2012
	(in thousands)
Deferred tax assets:
Net operating loss carryforward	$109,223	$108,869
Allowance for doubtful accounts	464	470
Deferred revenue	338	350
Accrued pension obligations	866	1,182
Tax benefit for deferred compensation	2,261	2,621
Accrued casualty and other liabilities	1,498	1,676
Tax credits carryforward	2,468	2,468
Other	597	105

Total deferred tax assets	117,715	117,741
Valuation allowance	(59,813)	(52,518)

Net deferred tax assets	57,902	65,223

Deferred tax liabilities:
Property, plant and equipment	92,457	87,601
Other	63	86

Total deferred tax liabilities	92,520	87,687

Net deferred tax liabilities	$34,618	$22,464

A valuation allowance against deferred tax assets is required if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company established a valuation allowance of $59.8 million, $52.5 million and $42.6 million as of December 31, 2013, 2012 and 2011, respectively, to reduce deferred tax assets to their expected realizable value at December 31, 2013.

The Company has net operating loss carryforwards as of December 31, 2013, as follows:

•                             U. S.—$282.2 million (expiration periods: 2028—2033)

•                             Florida—$292.3 million (expiration periods: 2028—2033)

As of December 31, 2013 and 2012, the Company does not have any uncertain tax positions. As of December 31, 2013, the U.S. taxing jurisdiction remains open to examination for the years 2012, 2011, and 2010.

7. Long-Term Debt

Debt consisted of the following:

	December 31,
	2013	2012
	(in thousands)
Senior Secured Notes	$475,000	$475,000
Senior PIK Toggle Notes (net of original discount of $1,464)	159,874	150,969
ABL Credit Facility	—	—
SIB Loan	6,388	—

Total debt	641,262	625,969
Less: Current maturities	—	—

Long-term debt, less current maturities	$641,262	$625,969

Interest expense was $42.0 million on the Senior Secured Notes and $18.1 million on the PIK Toggle Notes for the year ended December 31, 2013.  Interest expense was $41.6 million on the Senior Secured Notes and $17.2 million on the PIK Toggle Notes for the year ended December 31, 2012.  Interest expense was $43.6 million on the Senior Secured Notes and $13.9 million on the PIK Toggle Notes for the year ended December 31, 2011.

On January 25, 2011, FECR Corp. sold $475.0 million of 81/8% Senior Secured Notes due 2017 (“Senior Secured Notes” or “8 1 / 8 % Notes”) in a private offering, for gross proceeds of $475.0 million.

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

Holdings Corp. may redeem the notes in whole or in part at a redemption price of 102.5%, and 100%, plus accrued and unpaid interest thereon for the subsequent periods as follows: February 1, 2014 through January 31, 2015; and February 1, 2015 and thereafter, respectively.

The Senior PIK Toggle Notes will pay interest semi-annually in arrears on each February 1 and August 1. Until February 1, 2016, Holdings Corp. may elect to pay interest on the Senior PIK Toggle Notes (1) entirely in cash at a rate of 10.5% , (2) entirely by increasing the principal amount of the note or by issuing new notes for the entire amount of the interest payment, at a rate per annum equal to the cash interest rate of 10.5% plus 75 basis points (in each case, PIK interest), or (3) 50% as cash interest and 50% as PIK interest. After February 1, 2016, interest will be payable entirely in cash.

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

SIB Loan

On September 26, 2012, the Company entered into a State Infrastructure Bank Loan (the “SIB Loan”) with the Florida Department of Transportation (“FDOT”). The SIB Loan provides for a loan of $30 million to fund, in part, the costs associated with the construction of a new Florida East Coast Intermodal Container Transfer Facility (the “ICTF”) in Port Everglades, Florida, which will serve the Company’s domestic and international business segments. Proceeds from the SIB Loan will be advanced by FDOT as construction proceeds on the ICTF.  The total construction cost of the ICTF construction project is approximately $53 million, $30 million of which will be funded through the SIB Loan, $18 million of which will be from a FDOT grant (the “FDOT Grant”) and the balance of $5 million from the Company’s capital budget. As of December 31, 2012, the Company had been awarded the entire FDOT Grant of $18 million.  As of December 31, 2013 and 2012, the Company has borrowed $6.4 million and none, respectively.

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

The SIB Loan is fully and unconditionally guaranteed by the Florida East Coast Railway, L.L.C. In addition, as a condition to making the SIB Loan, FDOT required a first priority lien on certain fixtures (including rail trackage) and equipment included in the collateral securing the Senior Secured Notes. The SIB Loan specifically excludes land, rail equipment and motor vehicles from its lien. As a condition to FDOT making the first loan disbursement under the SIB Loan, the Company was required to post as additional collateral through July 1, 2017, a standby letter of credit in the amount of $3.0 million payable to FDOT, as beneficiary (the “Standby Letter of Credit Collateral”). On February 1, 2013, the Company posted the Standby Letter of Credit Collateral by accessing the letter of credit line of the ABL Facility, reducing availability under the ABL Facility to $27.0 million. The SIB Loan permits the Company, in lieu of posting the Standby Letter of Credit Collateral, at any time upon prior notice, to either pay down the principal of the SIB Loan by $3 million or substitute cash collateral (see Note 17).

8. Pension and other Benefit Programs

The Company sponsors two 401(k) plans, which are available to the Company’s employees. Contributions are at the employee’s discretion, subject to maximum limits imposed by the IRS (generally, $17,500 for 2013, $17,000 for 2012 and $16,500 for 2011), and an additional contribution up to 10% of after-tax compensation, also subject to maximum limits imposed by the IRS. Total contributions in 2013, 2012, and 2011, including the Company’s match if any, were limited by IRS regulations to $51,000 per participant for 2013, $50,000 per participant for 2012 and $49,000 per participant for 2011.

The 401(k) Plan for Salaried Employees —In accordance with the terms of the plan, the Company matched the employee’s contributions up to the first $1,200 contributed by the employee. For employee contributions in excess of $1,200, the Company matched $0.25 for every $1.00 in pretax employee contributions up to the IRS maximum limits. The amounts of matching contributions by the Company were $0.4 million, $0.3 million, and $0.2 million, for the years ended December 31, 2013, 2012, and 2011, respectively.

401(k) Plan for Hourly Wage Employees and/or Employees Covered by Collective Bargaining Agreement —This is a limited contributory plan that was instituted in April 1995. In 2002, train and engine hourly employees became eligible for a Company matching contribution of $0.20 for every $1.00 of employee contributions up to $200 annually. In 2006, boilermakers, electricians, machinists, shop laborers, and signal and communication workers also became eligible for the same matching contributions. In 2009, the International Brotherhood of Electrical Workers (“IBEW”), carmen, agents, clerical workers, dispatchers, and foreman also became eligible for the same matching contributions. The amounts of matching contributions for the years ended December 31, 2013, 2012, and 2011 were immaterial.

Pension Plan —The Company adopted an unfunded defined benefit plan covering previous officers of the Company in 1998. The benefits are based on years of service and the employee’s compensation during the five years before retirement. The Company curtailed this plan in 1999, causing no additional benefits to accrue to covered officers. The following chart summarizes the benefit obligations and includes rate assumptions associated with the defined benefit plan for the years ended December 31, 2013, 2012, and 2011:

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
	(in thousands)
Balance obligation at beginning of period	$3,666	$3,651	$3,740
Interest cost	167	159	180
Actuarial loss	33	272	149
Benefits paid	(416)	(416)	(418)
Benefit obligation at end of period	$3,450	$3,666	$3,651
Discount rate assumed	3.5%	2.5%	3.25%

As of December 31, 2013 and 2012, the total accrued liability related to the benefit obligation was $3.5 million and $3.7 million, respectively. Of the total liability, $3.0 million and $3.2 million were classified in other long-term liabilities in the consolidated balance sheet as of December 31, 2013 and 2012, respectively. The remaining balance of $0.5 million and $0.5 million, for the years ended December 31, 2013 and 2012, respectively, was presented as other current liabilities in the consolidated balance sheet. As of December 31, 2013 and 2012, accumulated other comprehensive loss included $1.2 million and $1.1 million, respectively, of unrealized losses related to the benefit plan. Assuming no change in participation, the Company expects to incur benefit payments of $0.2 million per year over the next five years.

9. Preferred Stock

The Company has 24,151 shares of Series A Redeemable Preferred Stock (the “preferred shares) issued and outstanding.  These preferred shares are held by FECR Rail LLC.  Dividends accumulate at the rate of 15% per annum, subject to limitations on distributions by the Company imposed by the terms of any financing, swap, or other agreement.  The Company was able to redeem in whole or in part the preferred shares at any time.

As of December 31, 2013 and 2012, the total unpaid preferred yield was $12.3 million, and $7.5 million, respectively, on the then 19,809 preferred share units with a carrying value of $19.8 million for both years.

10. Share-Based Compensation

A summary of the fair value of nonvested shares is as follows:

	Shares	Weighted- average fair value per share at grant date	Fair value of nonvested shares at grant date
			(in thousands}

Outstanding as of December 31, 2010	4,392	$698.89	$3,069.5

Granted	1,240	992.98	1,231.3
Vested	(799)	699.29	(558.7)
Cancelled	(76)	713.19	(54.2)

Outstanding as of December 31, 2011	4,757	$775.26	$3,687.9

Granted	539	1,333.47	718.7
Vested	(1,765)	768.31	(1,356.1)
Cancelled	(1,213)	917.94	(1,113.5)

Outstanding as of December 31, 2012	2,318	$835.84	$1,937.5

Granted	237	2,072.63	491.2
Vested	(1,448)	963.91	(1,395.7)
Cancelled	(58)	1,411.46	(81.9)

Outstanding as of December 31, 2013	1,049	$906.65	$951.1

Share-based compensation expenses related to restricted stock grants for the years ended December 31, 2013, 2012, and 2011, were $1.4 million, $1.7 million, $1.8 million, respectively.

During 2013 the Company added a retirement eligible clause that permits restricted stock grants to vest immediately once the grantee reaches age 60.

Exemption from the registration requirements of the Securities Act of 1933, as amended (the “Act”), for the foregoing issuances is based on Section 4(2) of the Act and Regulation D, promulgated thereunder. The foregoing issuances were compensatory in nature and were made without cost to the recipients, other than the provision of services.

As of December 31, 2013, there was $0.2 million of unrecognized compensation expense related to unvested restricted share compensation arrangements, which is expected to be recognized over a weighted average period of 0.3 years. The total fair value of shares vested during the years December 31, 2013, 2012, and 2011 was $1.4 million, $1.4 million, and $1.0 million, respectively.

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

In September 2006, the Florida Department of Environmental Protection (“FDEP”) notified the Company and an adjacent property owner that they had been identified as potentially responsible parties (“PRPs”) as a result of an investigation into contaminated groundwater in Fort Pierce, Florida. As of December 31, 2013, and 2012, the Company had accrued $1.3 million and $1.5 million, respectively, related to the alleged contamination. Of the $1.3 million accrued at December 31, 2013, $0.3 million is expected to be paid over the next year. FDEP and the Company agreed in April 2012 that the Company’s scope of testing is complete and the Company can initiate a pilot remediation of the property.  The Company completed selection of a contractor and initiated the pilot remediation in early 2013. The pilot remediation is in the final stages with preliminary effective results in reducing contaminates in the groundwater.  Further assessment of the primary source is planned by the Company to refine the treatment strategy and establish an updated accrual estimate for remediating the site with completion in early second quarter of 2014.

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

In addition, the Company had accrued approximately $0.1 million and $0.6 million related to various other environmental incidents as of December 31, 2013 and 2012, respectively.

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

Future minimum payments under the leases, including applicable sales tax, are as follows (in thousands):

2014	$9,993
2015	9,549
2016	8,968
2017	2,794
2018	1,880
Thereafter	1,432
$34,616

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

12. Customers

The Company’s aggregate business represents approximately 15% of total revenues for the year ended December 31, 2013.  The top three aggregate customers represent approximately 12%, 11% and 11% of the Railway’s total revenues for the years ended December 31, 2013, 2012 and 2011, respectively.  The Railway’s revenues are affected by the demand for aggregate material, primarily in Florida, and the ability of these customers to supply, efficiently and effectively, this natural raw material. In addition, outside of the three primary aggregate customers, one customer represents approximately 11% total revenues for the year ended December 31, 2011. No single customer represented more than 10% of total revenues for the years ended December 31, 2013 and 2012.

While there are no assurances, the Railway’s customers expect to have adequate reserves of minable aggregate material to satisfy demand in the foreseeable future. For the years ended December 31, 2013, 2012, and 2011, aggregate loads accounted for approximately $40.8 million, $36.2 million, and $25.7 million of freight revenue, respectively, or 16%, 16%, and 13%, respectively, of the Railway’s freight revenues.

13. Impairment of Assets

During the fourth quarter of 2013, the Company reviewed the serviceable status of the hopper car fleet. The Company identified 70 hoppers that will no longer be used and recorded an impairment charge of $0.4 million to adjust their carrying value to their fair value (Level 2 fair value measurement) based on current scrap value obtained from third-party price quotations. As a result, the Company classified these hopper cars as held for sale at December 31, 2013.  In addition, the Company reviewed their locomotive fleet and identified 3 locomotives that will no longer be used and recorded an impairment charge of $0.2 million to adjust their carrying value to their fair value (Level 2 fair value measurement) based on current re-sale and scrap value obtained from third-party price quotations. As a result, the Company classified these locomotives as held for sale at December 31, 2013.

During the fourth quarter of 2012, the Company reviewed the serviceable status of the hopper car fleet. The Company identified 227 hoppers that will no longer be used and recorded an impairment charge of $3.5 million to adjust their carrying value to their fair value (Level 2 fair value measurement) based on current scrap value obtained from third-party price quotations. As a result, the Company classified these hopper cars as held for sale at December 31, 2012. The Company sold the 227 hoppers during 2013 for $1.8 million.

14. Track Maintenance Agreement

The Company entered into a Track Maintenance Agreement with an unrelated third-party customer (the “Shipper”). Under the agreement, the Shipper paid for qualified railroad track maintenance expenditures during the fiscal year in exchange for the assignment of railroad track miles, which permits the Shipper to claim certain tax credits pursuant to Section 45G of the Internal Revenue Code. The track maintenance tax credit was not renewed until January 2013; however, the extension did include retroactive tax credit reimbursement for 2012 and 2013. Therefore, no 45G maintenance reimbursement was reflected in the 2012 financial statements. For the year ended December 31, 2013, the Company recorded $4.7 million, of maintenance expenditures. The $4.7 million recorded includes the credits earned for 2012 and 2013. This amount is included in other expenses as a reduction to expense in the Consolidated Statements of Operations and Comprehensive Loss. As of December 31, 2013, the Company has a net outstanding receivable of zero.

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

On September 20, 2011, Miami-Dade County entered into a Rail Bridge Construction Agreement with the Company. Under this agreement, the Company is responsible for the administration of the construction work for the Bascule Bridge over Biscayne Bay which connects the Company’s Port Lead to the Port of Miami. The Company is reimbursed for all of the costs incurred. For the years ended December 31, 2013 and 2012, the Company incurred costs of $1.7 million and $5.2 million, respectively. As of December 31, 2013 the Company had an outstanding receivable of $0.3 million.

The TIGER grant also includes funding for the Port Rail Intermodal Apron (“apron”). This consists of construction of an intermodal apron running parallel to the full length of the tracks at Port Miami. The apron will include securing fencing, a radiation portal and inspection infrastructure, and crossing improvements. The Company will be reimbursed for all of the costs incurred. For the years ended December 31, 2013 and 2012, the Company incurred costs of $6.9 million and zero, respectively. As of December 31, 2013, the Company had an outstanding receivable of $6.9 million.

The Company has established intermodal container rail service on its own rail line leading into Port Miami at an estimated total cost of $18.3 million (“off-port project”). The Company signed an agreement with FDOT on January 24, 2011, in which FDOT will participate in funding of the “off-port project” and will reimburse the Company an estimated $9.1 million of the total cost. As of December 31, 2012, the Company had incurred approximately $18.3 million of capital expenditures related to the Port Miami off-port project. Of this amount, the Company has reduced this capital expenditure by $9.1 million with grant proceeds.  As of December 31, 2013, the Company has completed the first phase of this project.

On March 15, 2011, the Company entered into an Assumption Agreement with Miami-Dade County. Under the agreement, the Company will perform track improvements in the Hialeah Yard to better accommodate current and future customers to include double stack containers coming from the Port of Miami. The Company will be reimbursed for all of the costs incurred. For the years ended December 31, 2013 and 2012, the Company incurred costs of $1.2 million and zero, respectively. As of December 31, 2013, the Company had an outstanding receivable of $1.2 million.

On January 31, 2012, the Company entered into a Port Everglades Intermodal Container Transfer Facility Lease and Operating Agreement with Broward County. The agreement was ratified by Broward County on March 20, 2012. The term of the agreement is 30 years with two 10-year options. The Agreement was subject to the closing of the SIB Loan with FDOT. The SIB Loan closed on September 26, 2012. The Agreement provides the Company the land needed to construct an intermodal facility to serve its domestic and international business segments. The total construction cost is approximately $53 million, $30 million of which will be funded through the SIB Loan, $18 million from a FDOT grant and the balance of $5 million from the Company’s capital budget. The Company has been awarded the entire $18 million FDOT grant as of December 31, 2012. Upon project commencement, the Company will be reimbursed for half of the corresponding expenditures, not to exceed the $18 million FDOT grant. For the years ended December 31, 2013 and 2012, the Company has incurred costs of $23.2 million and zero, respectively. As of December 31, 2013, the Company had an outstanding receivable of $7.4 million.

16. Concentration of Labor

As of December 31, 2013, the Company had approximately 618 employees, of which approximately 408 employees are represented by three labor unions.  All three labor union union agreements have or will expire by the end of 2014.  Under terms of the Railway Labor Act, the collective bargaining agreements that reach the amendable date must maintain the status quo until agreement of modifications is reached.  In these cases, work rules and compensation remain unchanged until the new language is concluded and ratified by the represented employee group.

17. Subsequent Events

On January 30, 2014, the Company entered into a Locomotive Purchase Agreement with General Electric Company (the “Agreement”).  The Agreement provides for the Company to purchase twenty-four locomotives for a purchase price of approximately $55.4 million.

In January 2014, the Company received additional SIB Loan funds of approximately $2.0 million.

18. Guarantor Condensed Consolidated Financial Statements

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

The Consolidating Financial Statements herein present consolidating financial data for Holdings Corp. (on a parent only basis), FECR Corp. (on an issuer only basis), an elimination column for adjustments to arrive at the information for the parent company and subsidiaries on a consolidated basis and the parent company and subsidiaries on a consolidated basis as of December 31, 2013 and 2012 and for each of the three years ended December 31, 2013.

Condensed consolidating balance sheets as of December 31, 2013.

	Holdings Corp. (Parent)	FECR Corp. (Issuer)	Eliminations for Consolidation	Consolidation
Current assets:
Cash and cash equivalents	$34	$36,053	$—	$36,087
Restricted cash	—	126	—	126
Accounts receivable, net	—	52,084	—	52,084
Materials and supplies	—	7,373	—	7,373
Deferred income taxes	(439)	2,418	—	1,979
Prepaid and other current assets	1	2,898	—	2,899
Assets held for sale	—	777	—	777

Total current assets	(404)	101,729	—	101,325
Noncurrent assets:
Property, plant and equipment, less accumulated depreciation	—	791,907	—	791,907
Investments in affiliates	415,598	—	(415,598)	—
Investments in non-affiliates	—	74	—	74
Intangible assets, less accumulated amortization	—	164	—	164
Other assets	1,254	26,349	(15,289)	12,314

Total noncurrent assets	416,852	818,494	(430,887)	804,459

Total assets	$416,448	$920,223	$(430,887)	$905,784
Current liabilities:
Accounts payable and accrued expenses	$—	$47,767	$—	$47,767
Taxes payable	—	268	—	268
Deferred revenue	—	877	—	877
Other current liabilities	—	2,713	—	2,713

Total current liabilities	—	51,625	—	51,625
Deferred income taxes	(439)	37,037	—	36,598
Long-term debt	159,874	481,388	—	641,262
Other long-term liabilities	22,852	6,292	(15,289)	13,855

Total liabilities	182,287	576,342	(15,289)	743,340

Total stockholders’ equity (deficit)	234,161	343,881	(415,598)	162,444

Total liabilities and stockholders’ equity	$416,448	$920,223	$(430,887)	$905,784

Condensed consolidating balance sheets as of December 31, 2012.

	Holdings Corp. (Parent)	FECR Corp. (Issuer)	Eliminations for Consolidation	Consolidation
Current assets:
Cash and cash equivalents	$34	$40,366	$—	$40,400
Restricted cash	—	126	—	126
Accounts receivable, net	—	34,380	—	34,380
Materials and supplies	—	3,577	—	3,577
Deferred income taxes	(271)	2,645	—	2,374
Prepaid and other current assets	1	2,475	—	2,476
Assets held for sale	—	1,839	—	1,839

Total current assets	(236)	85,408	—	85,172
Noncurrent assets:
Property, plant and equipment, less accumulated depreciation	—	772,429	—	772,429
Investments in affiliates	415,597	—	(415,597)	—
Investments in non-affiliates	—	74	—	74
Intangible assets, less accumulated amortization	—	220	—	220
Other assets	1,606	16,326	(2,641)	15,291

Total noncurrent assets	417,203	789,049	(418,238)	788,014

Total assets	$416,967	874,457	$(418,238)	$873,186
Current liabilities:
Accounts payable and accrued expenses	$—	42,277	$—	$42,277
Taxes payable	—	326	—	326
Deferred revenue	—	906	—	906
Other current liabilities	—	954	—	954

Total current liabilities	—	44,463	—	44,463
Deferred income taxes	(271)	25,108	—	24,837
Long-term debt	150,969	475,000	—	625,969
Other long-term liabilities	9,802	5,560	(2,641)	12,721

Total liabilities	160,500	550,131	(2,641)	707,990

Total stockholders’ equity (deficit)	256,467	324,326	(415,597)	165,196

Total liabilities and stockholders’ equity	$416,967	874,457	$(418,238)	$873,186

Condensed consolidating statement of operations for the year ended December 31, 2013.

	Holdings Corp. (Parent)	FECR Corp. (Issuer)	Eliminations for Consolidation	Consolidation
Operating revenue	$—	$279,081	$—	$279,081
Operating expenses:
Labor and benefits	—	55,381	—	55,381
Purchased services	—	54,422	—	54,422
Fuel	—	34,598	—	34,598
Depreciation and amortization	—	26,228	—	26,228
Equipment rents	—	16,430	—	16,430
Net loss on sale and impairment of assets	—	630	—	630
Other expenses	—	19,172	—	19,172

Total operating expenses	—	206,861	—	206,861

Operating income	—	72,220	—	72,220

Interest expense (net of interest income)	(18,133)	(42,002)	—	(60,135)
Other expense	—	61	—	61

Gain (Loss) before income taxes	(18,133)	30,279	—	12,146
Provision for income taxes	—	12,138	—	12,138

Net income (loss)	$(18,133)	$18,141	$—	$8
Other comprehensive loss:
Actuarial loss associated with pension plan	—	(33)	—	(33)
Comprehensive (loss) income	$(18,133)	$18,108	$—	$(25)

Condensed consolidating statement of operations for the year ended December 31, 2012.

	Holdings Corp. (Parent)	FECR Corp. (Issuer)	Eliminations for Consolidation	Consolidation
Operating revenue	$—	$246,823	$—	$246,823
Operating expenses:
Labor and benefits	—	48,585	—	48,585
Purchased services	—	44,808	—	44,808
Fuel	—	31,689	—	31,689
Depreciation and amortization	—	27,013	—	27,013
Equipment rents	—	13,423	—	13,423
Net loss on sale and impairment of assets	—	3,351	—	3,351
Other expenses	—	24,934	—	24,934

Total operating expenses	—	193,803	—	193,803

Operating income	—	53,020	—	53,020

Interest expense (net of interest income)	(17,212)	(41,603)	—	(58,815)
Other expense	—	85	—	85

(Loss) Gain before income taxes	(17,212)	11,502	—	(5,710)
Provision for income taxes	—	7,604	—	7,604

Net (loss) income	$(17,212)	$3,898	$—	$(13,314)
Other comprehensive income (loss):
Actuarial loss associated with pension plan	—	(272)	—	(272)
Realized loss on sale of marketable securities	—	2	—	2
Comprehensive (loss) income	$(17,212)	$3,628	$—	$(13,584)

Condensed consolidating statement of operations for the year ended December 31, 2011.

	Holdings Corp. (Parent)	FECR Corp. (Issuer)	Eliminations for Consolidation	Consolidation
Operating revenue	$—	$213,305	$—	$213,305
Operating expenses:
Labor and benefits	—	46,622	—	46,622
Purchased services	397	35,582	—	35,979
Fuel	—	29,987	—	29,987
Depreciation and amortization	—	27,249	—	27,249
Equipment rents	—	11,607	—	11,607
Net loss on sale and impairment of assets	—	1,906		1,906
Other expenses	—	24,958	—	24,958

Total operating expenses	397	177,911	—	178,308

Operating income	(397)	35,394	—	34,997

Interest expense (net of interest income)	(13,860)	(43,560)	—	(57,420)
Other expense	—	(44)	—	(44)

Loss before income taxes	(14,257)	(8,210)	—	(22,467)
Provision for income taxes	—	14,851	—	14,851

Net loss	$(14,257)	$(23,061)	$—	$(37,318)
Other comprehensive loss:
Actuarial loss associated with pension plan	—	(149)	—	(149)
Comprehensive loss	$(14,257)	$(23,210)	$—	$(37,467)

Condensed consolidating statement of cash flows for the year ended December 31, 2013.

	Holdings Corp. (Parent)	FECR Corp. (Issuer)	Eliminations for Consolidation	Consolidation
CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)	$(18,133)	$18,141	$—	$8
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	—	26,228	—	26,228
Amortization of debt financing fees	663	2,913	—	3,576
Gain on sale and impairment of assets	—	630	—	630
Share-based compensation costs	—	1,447	—	1,447
Deferred taxes		12,156	—	12,156
Interest paid in kind	8,592	—	—	8,592
Other	—	—	—	—
Changes in operating assets and liabilities:
Restricted cash	—	—	—	—
Accounts receivable	—	(17,704)	—	(17,704)
Prepaid and other current assets	—	(423)	—	(423)
Materials and supplies	—	(3,196)	—	(3,196)
Other assets and deferred charges	—	(12,935)	12,648	(287)
Accounts payable and accrued expenses	—	5,595	—	5,595
Accrued interest (short-term)	—	(104)	—	(104)
Taxes payable	—	(58)	—	(58)
Deferred revenue	—	(29)	—	(29)
Other current liabilities	—	1,759	—	1,759
Other long-term liabilities	13,052	697	(12,648)	1,101

Net cash provided by operating activities	4,174	35,117	—	39,291

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of properties and equipment	—	(48,006)	—	(48,006)
Proceeds from disposition of assets	—	2,188	—	2,188

Net cash used in investing activities	—	(45,818)	—	(45,818)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	—	6,388	—	6,388
Purchase of common stock outstanding	(4,174)	—	—	(4,174)

Net cash provided by (used in) financing activities	(4,174)	6,388	—	2,214
Net decrease in cash and cash equivalents	—	(4,313)	—	(4,313)
Cash and cash equivalents at beginning of period	34	40,366	—	40,400

Cash and cash equivalents at end of period	$34	$36,053	$—	$36,087

Supplemental cash flow information:
Cash paid for interest	$8,470	$38,594	$—	$47,064

Condensed consolidating statement of cash flows for the year ended December 31, 2012.

	Holdings Corp. (Parent)	FECR Corp. (Issuer)	Eliminations for Consolidation	Consolidation
CASH FLOW FROM OPERATING ACTIVITIES:
Net (loss) income	$(17,212)	$3,898	$—	$(13,314)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	—	27,013	—	27,013
Amortization of debt financing fees	632	2,909	—	3,541
Gain on sale and impairment of assets	—	3,351	—	3,351
Share-based compensation costs	—	1,690	—	1,690
Deferred taxes		7,604	—	7,604
Interest paid in kind	15,835	—	—	15,835
Other	—	(1)	—	(1)
Changes in operating assets and liabilities:
Accounts receivable	—	(3,295)	—	(3,295)
Prepaid and other current assets	—	(339)	—	(339)
Materials and supplies	—	(364)	—	(364)
Other assets and deferred charges	(652)	(1,669)	2,641	320
Accounts payable and accrued expenses	(4)	1,105	—	1,101
Taxes payable	—	(6,610)	—	(6,610)
Deferred revenue	—	(2,949)	—	(2,949)
Other current liabilities	—	243	—	243
Other long-term liabilities	3,382	(1,081)	(2,641)	(340)

Net cash provided by operating activities	1,981	31,505	—	33,486

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of properties and equipment	—	(22,403)	—	(22,403)
Proceeds from disposition of assets	—	612	—	612

Net cash used in investing activities	—	(21,791)	—	(21,791)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of common stock outstanding	(1,991)	—	—	(1,991)
Financing costs	—	(209)	—	(209)

Net cash used in financing activities	(1,991)	(209)	—	(2,200)

Net increase (decrease) in cash and cash equivalents	(10)	9,505	—	9,495
Cash and cash equivalents at beginning of period	44	30,861	—	30,905

Cash and cash equivalents at end of period	$34	$40,366	$—	$40,400
Supplemental cash flow information:
Cash paid for interest	$—	$38,594	$—	$38,594

Condensed consolidating statement of cash flows for the year ended December 31, 2011.

	Holdings Corp. (Parent)	FECR Corp. (Issuer)	Eliminations for Consolidation	Consolidation
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(14,257)	$(23,061)	$—	$(37,318)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	—	27,249	—	27,249
Amortization of debt financing fees	535	3,079	—	3,614
Gain on sale and impairment of assets	—	1,906	—	1,906
Share-based compensation costs	—	1,800	—	1,800
Deferred taxes	—	14,859	—	14,859
Interest paid in kind	6,906	—	—	6,906
Other	—	68	—	68
Changes in operating assets and liabilities:
Accounts receivable	—	(5,238)	—	(5,238)
Prepaid and other current assets	—	209	—	209
Materials and supplies	—	(293)	—	(293)
Other assets and deferred charges	4	(346)	650	308
Accounts payable and accrued expenses	6	18,553	—	18,559
Taxes payable	—	212	—	212
Deferred revenue	—	152	—	152
Other current liabilities	(6)	23	—	17
Other long-term liabilities	7,069	(3,934)	(650)	2,485

Net cash provided by operating activities	257	35,238	—	35,495

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of properties and equipment	—	(25,668)	—	(25,668)
Release of interest reserve account	—	4,008	—	4,008
Proceeds from disposition of assets	—	9,864	—	9,864

Net cash used in investing activities	—	(11,796)	—	(11,796)

CASH FLOWS FROM FINANCING ACTIVITIES:
Contribution to subsidiary from parent	(140,000)	140,000	—	—
Contribution from FECR Rail LLC	16,000	—	—	16,000
Payment on long-term debt	—	(601,185)	—	(601,185)
Proceeds from issuance of long-term debt	127,725	475,000	—	602,725
Purchase of common stock outstanding	(558)		—	(558)
Proceeds from issuance of preferred shares	125,000	—	—	125,000
Redemption of preferred share units (including interest paid)	(126,111)	—	—	(126,111)
Financing costs	(2,269)	(15,702)	—	(17,971)

Net cash used in financing activities	(213)	(1,887)	—	(2,100)

Net increase in cash and cash equivalents	44	21,555	—	21,599
Cash and cash equivalents at beginning of period	—	9,306	—	9,306

Cash and cash equivalents at end of period	$44	$30,861	$—	$30,905
Supplemental cash flow information:
Cash paid for interest	$1,111	$23,955	$—	$25,066